Form 10-Q
QUADRAX CORP /DE/
filed 1995-05-22
CIK 814273

                 THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED
      ON MAY 15, 1995, PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1995

/ / Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:    0-16052

                               QUADRAX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          05-0420158
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


              300 High Point Avenue Portsmouth, Rhode Island      02871
          -------------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

                                 (401) 683-6600
       -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

    -----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       Class                            Outstanding at April 28, 1995
       -----------------------          -----------------------------
       Common Stock, par value          12,794,990 shares
       $.000009 per share


                               QUADRAX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q

         PART I - FINANCIAL INFORMATION                                                          PAGE
             Item 1 - Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets at
                      March 31, 1995 and at December 31, 1994                                   3-4

                      Condensed Consolidated Statements of Operations
                      for the three months ended March 31, 1995 and April 3,
                      1994 and the period from March 6, 1986
                      (date of incorporation) to March 31, 1995                                5

                      Condensed Consolidated Statements of Cash Flows for the
                      three months ended March 31, 1995 and April 3, 1994 and
                      the period from March 6, 1986
                      (date of incorporation) to March 31, 1995                                 6-7

                      Notes to Condensed Consolidated Financial Statements                      8-9

             Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                             10-11

         PART II - OTHER INFORMATION

             Item 6 - Exhibits and Reports on Form 8-K                                           12

             Signatures                                                                          13

                               QUADRAX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       MARCH 31,                  DECEMBER 31,
                                                                         1995                         1994
                                                                      -----------                -------------
Current assets:
  Cash and cash equivalents                                           $ 1,186,361                $    382,721
  Accounts receivable                                                   1,258,699                     224,180

  Inventories:
    Raw materials                                                         464,581                   1,059,213
    Work in process                                                       555,890                     212,573
                                                                      -----------                ------------
                                                                        1,020,741                   1,271,786
   Other current assets                                                    74,782                      81,756
                                                                      -----------                ------------
                                          TOTAL CURRENT ASSETS          3,540,583                   1,960,443
                                                                      -----------                ------------

Property and equipment, at cost:
  Machinery and equipment                                               4,053,480                   3,875,955
  Office equipment                                                        733,458                     689,944
  Leasehold improvements                                                1,035,513                   1,035,513
                                                                      -----------                ------------
                                                                        5,822,451                   5,601,412
  Less accumulated depreciation and amortization                        3,105,033                   2,984,104
                                                                      -----------                ------------
                                    NET PROPERTY AND EQUIPMENT          2,717,418                   2,617,308
                                                                      -----------                ------------

Receivables from officers and employees                                    54,728                      54,728

Non-competition agreement                                                 607,500                     641,250

Goodwill                                                                  700,244                     709,142

Other assets                                                              367,855                     507,855

License agreement                                                         600,000                     600,000

Patents, net of amortization                                              167,472                     169,437
                                                                      -----------                ------------
                                                  TOTAL ASSETS        $ 8,755,800                $  7,260,163
                                                                      ===========                ============

                             See accompanying notes.

                               QUADRAX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         MARCH 31,                  DECEMBER 31,
                                                                           1995                         1994
                                                                        ------------                ------------
Current liabilities:
  Accounts payable                                                      $  1,672,735                $  1,166,178
  Accrued expenses                                                           996,148                   1,547,986
  Notes payable to related party                                             885,000                     135,000
  Notes payable                                                              290,000                     310,000
                                                                        ------------                ------------
                                        TOTAL CURRENT LIABILITIES          3,843,883                   3,159,164

Note payable to related party                                                540,000                     540,000
                                                                        ------------                ------------
                                                TOTAL LIABILITIES          4,383,883                   3,699,164

Stockholders' equity:
  Original convertible preferred stock                                             7                           7
  Common stock                                                                   104                          92
  Additional paid-in capital                                              51,512,117                  48,356,319
  Deficit accumulated during development stage                           (45,577,002)                (44,090,478)
                                                                        ------------                ------------
                                                                           5,935,226                   4,265,940
  Less:
    Treasury stock, at cost:                                                (993,009)                   (243,009)
    Unearned compensation and deferred expenses                              (85,800)                   (123,932)
    Note receivable for options                                             (484,500)                   (338,000)
                                                                        ------------                ------------
                                       TOTAL STOCKHOLDERS' EQUITY          4,371,917                   3,560,999

                                                                        ------------                ------------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  8,755,800                $  7,260,163
                                                                        ============                ============



                                           See accompanying notes.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         Cumulative
                                                                                                        March 6, 1986
                                                                Three months       Three months           (Date of
                                                                    Ended              Ended          incorporation) to
                                                               March 31, 1995     April 3, 1994        March 31, 1995
                                                               --------------     --------------      -----------------
Revenue:
  Product sales                                                  $ 1,074,643       $    74,047         $  6,400,445
  Interest income                                                      8,995             2,007            1,400,357
  Other income                                                             0                 0               68,408
                                                                 -----------       -----------         ------------
                                        TOTAL REVENUE              1,083,638            76,054            7,869,210
                                                                 -----------       -----------         ------------

Expenses:
  Cost of goods sold                                                 714,420            27,012            2,614,060
  Research and development                                           236,074           399,309           13,661,892
  Selling, general and administrative                              1,411,606           672,646           20,594,922
  Depreciation and amortization                                      203,672           195,827            7,091,821
  Interest expense                                                     4,390             4,239              454,529
  Loss on investment                                                       0                 0              165,350
  Non-recurring financing related expenses                                 0         1,449,851            5,568,733
                                                                 -----------       -----------         ------------

                                       TOTAL EXPENSES              2,570,162         2,748,884           50,151,307
                                                                 -----------       -----------         ------------

                  NET LOSS FROM CONTINUING OPERATIONS            $(1,486,524)      $(2,672,830)        $(42,282,097)


Discontinued operations:
  Net loss from discontinued operations                                    0                 0           (2,509,968)
  Loss on disposal of laser segment                                        0                 0             (579,848)
                                                                 -----------       -----------         ------------
                                             NET LOSS            $(1,486,524)      $(2,672,830)        $(45,371,913)
                                                                 ===========       ===========         ============

                            NET LOSS PER COMMON SHARE                 $(0.14)           $(0.73)
                                                                 ===========       ===========

                              WEIGHTED AVERAGE COMMON
                                   SHARES OUTSTANDING             10,779,444         3,649,857
                                                                 ===========       ===========







                            See accompanying notes.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                               Cumulative
                                                                                                              March 6, 1986
                                                                       Three Months       Three Months      (date of incorp-
                                                                           Ended              Ended           oration) to
                                                                      March 31, 1995      April 3, 1994      March 31, 1995
                                                                      --------------      -------------     ----------------
Cash flows from operating activities:
 Net loss                                                             $(1,486,524)       $(2,672,830)       $(45,546,913)
  Adjustments to reconcile net income to net cash used
     in operating activities:
    Depreciation & amortization of fixed assets                           120,929            156,776           3,817,391
    Amortization of intangibles                                            44,613              1,155             720,889
    Amortization of unearned compensation                                       0             14,946           1,702,774
    Amortization of deferred expense                                       38,132             22,250             589,957
    Amortization of deferred debt expense                                       0                  0             573,526
    Common stock issued for consulting services                            34,616            787,500           2,348,505
    Common stock issued for interest                                            0                  0             132,236
    Common stock issued for financing related expenses                          0                  0           2,028,607
    Loss on retirement of fixed assets                                          0                  0              74,089
    Loss on disposal of laser segment                                           0                  0             579,848
    Loss on investment                                                          0                  0             176,900
    Cancellation of indebtedness                                                0             26,835             286,245
    Provision for loss contract                                                 0           (142,394)                  0
    Effect on cash flows of changes in assets and liabilities:
      Accounts receivable and other                                    (1,034,519)            69,723          (1,304,883)
      Inventories                                                         251,045            (42,079)           (683,992)
      Prepaid expenses and other assets                                     6,974              9,812             (30,370)
      Receivables/payables from officers and employees                          0                  0              39,657
      Accounts payable                                                    506,557            184,431           1,594,924
      Accrued expenses                                                   (551,838)            85,147             951,148
      Non-current liabilities                                                   0            328,125                   0
                                                                       ----------         ----------         -----------

                Net cash used in operating activities                  (2,070,015)        (1,170,603)        (31,949,462)
                                                                       ----------         ----------         -----------

Cash flows from investing activities:
   Notes receivable - officers and employees                                    0                  0             (90,783)
   Investments                                                                  0             11,550             148,100
   Capital expenditures, net                                             (221,039)          (208,996)         (6,456,975)
   Other intangible assets                                                      0               (793)           (874,492)
   Payments for businesses acquired                                       140,000                  0            (260,029)
     net of cash acquired
                                                                       ----------         ----------         -----------

                Net cash provided by (used in) investing activities       (81,039)          (198,239)         (7,534,179)
                                                                       ----------         ----------         -----------

Cash flows from financing activities:
  Proceeds from exercise of common stock warrants, net                          0              2,400          13,550,571
  Proceeds from exercise of common stock options                           25,300                  0              57,570
  Net proceeds from rights offering                                             0                  0           2,684,217
  Sales of common stock                                                         0                  0              98,762
  Issuance of preferred stock                                                   0                  0                  12
  Net proceeds from initial public offering                                     0                  0           4,740,022
  Net proceeds from sale of stock and warrants                          2,949,394                  0          12,761,228
  Issuance of debt                                                              0          1,000,000           8,521,653
  Repayment of debt                                                       (20,000)                 0          (1,569,031)
  Shares acquired for treasury stock                                            0                  0            (175,000)
  Dividend payment on preferred stock (series A)                                0                  0                  (2)

                                                                       ----------         ----------         -----------
                Net cash provided by financing activities               2,954,694          1,002,400          40,670,002
                                                                       ----------         ----------         -----------

Net increase (decrease) in cash and cash equivalents                      803,640           (366,442)         $1,186,361
                                                                                                             ===========
Cash and cash equivalents at beginning of period                          382,721            668,781
                                                                       ----------         ----------

Cash and cash equivalents at end of period                             $1,186,361           $302,339
                                                                       ==========         ==========


                             See accompanying notes

                               QUADRAX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 1995 AND APRIL 3, 1994

SUPPLEMENTAL SCHEDULE OF SIGNIFICANT NONCASH TRANSACTIONS:

1995:

       The Company assumed $750,000 of debt due its former chairman from Conagher & Co., Inc. (See Note 4), for Conagher's purchase of the original preferred stock in 1994.

1994:

       None.

                               QUADRAX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

              Notes to Condensed Consolidated Financial Statements

1. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1995 and the results of operations for the three months ended March 31, 1995 and April 3, 1994. The results of operations for the three month period ended March 31, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB and amended by Form 10-KSB/A for the year ended December 31, 1994.

      The Company converted its fiscal year, effective December 31, 1994, from a 52-53 week period ending on the Sunday closest to December 31 to a calendar year ending December 31. By accounting for its activities on a 52-53 week period in prior years, its fiscal year end and the fiscal quarters did not necessarily fall on the respective month-ends for each fiscal quarter. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

2.    Notes Payable

      The Company's notes payable consist of notes due totaling $290,000; one is a non-interest bearing note for $250,000 due regarding the acquisition of certain assets and liabilities of Time Sports, the others are 10% interest bearing notes totaling $40,000 due to the holders of subordinated debentures issued by the Company pursuant to Regulation D during fiscal 1994.

3.    Shareholders Equity

      The Company's capital shares are as follows:

      Original Convertible Preferred Stock, $.01 par value, 1,172 shares authorized at March 31, 1995 and December 31, 1994, 318 and 516 shares issued and outstanding at March 31, 1995 and December 31, 1994, respectively. During the three months ended March 31, 1995, 198 shares of the Original Convertible Preferred Stock were converted to 75,268 shares of Common Stock.

      Common Stock, $.000009 par value, 90,000,000 shares authorized at March 31, 1995 and December 31, 1994, 12,772,866 and 10,249,066 shares issued at
      March 31, 1995 and December 31, 1994, respectively and 12,452,061 and 9,928,261 shares outstanding at March 31, 1995 and December 31, 1994, respectively.

      On July 20, 1994, the Company amended its Certificate of Incorporation to provide for a 1 - for - 10 reverse stock split, effective July 20, 1994. All number of shares of Common Stock and related per share amounts in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect this reverse split.

4.    Changes in Control

      On February 13, 1995, the Company entered into an agreement with Pattinson Hayton, III, the Company's former Chairman, and two of his affiliated companies, Conagher & Co., Inc., a California corporation (Conagher), Allied-Asian Consolidated Limited, a Hong Kong corporation (Allied-Asian), Richard A. Fisher, who preceded Mr. Hayton as the Company's Chairman of the Board, and who was also the Company's former Chief Executive Officer and General Counsel, and James J. Palermo, the Company's current Chairman of the Board and Chief Executive Officer. The details of this transaction have been described in the Company's Form 10-KSB/A for the fiscal year 1994 (See Changes in Control and Related Transactions and Note 10 to the Consolidated Financial Statements -- Changes in Control) which are incorporated here and by this reference.

5.    Related Party Transactions

      During the period ended March 31, 1995, the Company's former Chief Executive Officer, Richard A. Fisher, exercised options covering 93,918 shares of the Company's common stock delivering notes therefore aggregating $146,500.

      In connection with the repurchasing of the voting control over the Company from Pattinson Hayton, III and his affiliated corporate entities (See Note 4 above), the Company assumed the obligation of Conagher & Co. to pay the former chief executive officer $750,000 for the convertible preferred stock which he had previously sold to Conagher & Co. The note is payable in monthly installments of $75,000 plus interest, over a 10 month period commencing April 1995, provided that payments are not due if the Company does not have working capital of at least $500,000, and provided further that additional payments are due if the Company receives certain levels of additional equity financing.

      Also during the period ended March 31, 1995, the Company's former Chief Executive Officer, Richard A. Fisher's severance agreement dated September 30, 1994 was amended to reflect a commitment by the Company to issue an additional 100,000 shares of its common stock upon the effective date of a registration statement to be filed with the Securities and Exchange Commission.

6.    Earnings Per Share

      For the fiscal quarters ending March 31, 1995 and April 30, 1994, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.

      ITEM II

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations for Quarter Ended March 31, 1995 as compared to Quarter Ended April 3, 1994

    The Company is a development stage company. The Company's net loss from operations for the quarter ended March 31, 1995 ("1995 first quarter") of approximately $1,487,000 was approximately $1,186,000 less than its net loss from operations of approximately $2,673,000 for the quarter ended April 3, 1994 ("1994 first quarter"). This decrease was the result of the non-recurring costs associated with the proposed acquisition of the Company's assets by Applied Laser Systems which was terminated in May 1994.

    Total revenue recognized during the 1995 first quarter was $1,084,000 compared to $76,000 in the 1994 first quarter. This increase of $1,012,000 or 1,332 percent from the 1994 first quarter results from the Company shipping product to its defense related customers in the approximate amount of $725,000. Additionally, $181,000 of Wimbledon related products were sold in the 1995 first quarter and the balance of the sales increase results primarily from consumer related sporting goods customers who are beginning to utilize the Company's materials in their products.

    Costs of goods sold for the first quarter of 1995 of $714,000 reflect costs associated with the defense and consumer products which the Company shipped in the 1995 first quarter. The cost of goods sold for the 1994 first quarter reflect monies the Company expended relating to an athletic shoe program which began in 1993 and terminated in early 1994.

    Research and development expenses were $236,000 in the 1995 first quarter, a decrease of $163,000 as compared to $399,000 in the 1994 first quarter. The reason for this decrease is that the Company capitalized $175,000 of tooling development expenditures it incurred during the 1995 first quarter for commercial products which had no shipments during this period.

    Selling, general and administrative expenses increased by $739,000 to $1,412,000 in the 1995 first quarter. The reason for this increase is as follows:

       1) The Company's sales and marketing costs increased $357,000 in the 1995 first quarter and these expenditures were monies the Company used for its Wimbledon division, which it acquired in November, 1994.

       2) The Company's general and administrative costs increased $338,000. The reasons for this are two fold; first are the general and administrative costs attributable to the Wimbledon and McManis Sports divisions acquired in November, 1994. The administrative costs attributable to these divisions are $100,000 and $97,000, respectively. Second, the corporate general and administrative costs increased $141,000 in the 1995 first quarter and are primarily attributable to increased travel costs, $72,000; rent, $41,000; and utilities, $45,000. The rent and utility cost increases are due to accounting reclassifications. In the 1994 first quarter, these costs were allocated to various overhead departments in cost of sales and research and development. In the 1995 first quarter they were not.

    Depreciation and amortization expense increased by $8,000 to $204,000 in the first quarter of 1995.

    Interest expense for both the first quarter of 1995 and the first quarter of 1994 was $4,000.

    Non-recurring financing related costs recognized in the first quarter of 1994 totaled $1,450,000 and relate to the Asset Acquisition Agreement between the Company and Applied Laser Systems which was terminated by mutual agreement in May, 1994. Included in these costs is 170,000 shares of the Company's common stock valued at $1,116,000 ($6.56 per share) issued or to be issued to the Company's investor relations consultant. Other costs incurred were for various professional services. During the 1995 first quarter, no such expenses were incurred by the Company in that the costs relating to the Conagher & Co., Inc. financing, which was terminated in February, 1995, (See Note 4 -- Changes in Control) were reserved for as of December 31, 1994.

Financial Position, Liquidity and Capital Resources

    The Company's working capital at March 31, 1995, increased approximately $1,435,000 from December 31, 1994, due to the Company's successful efforts to raise money from outside third party sources and the additional sales the Company has generated during the 1995 first quarter. At March 31, 1995, the Company had a working capital deficit of approximately $303,000 as compared to a working capital deficit of $1,199,000 at December 31, 1994. The Company is continuing to pursue the goal of changing its strategic objective to becoming a vertically integrated supplier to OEMO's and end users of consumer products and components manufactured from its proprietary materials systems.

    Cash provided by financing activities during the first three months of 1995 totaled approximately $2,955,000 compared to $1,002,000 during the same period of 1994. The primary source of these funds in 1995 was $2,949,000 from sales of common stock to outside third parties including Conagher & Co. Inc. The 1994 financing monies raised were attributable to monies advanced by Applied Laser Systems which was subsequently discharged by Conagher & Co., Inc. for the benefit of the Company.

    The Company received a going concern qualification from its outside independent auditors on its 1994 audited financial statements. While the Company believes it has made and will continue to make substantial progress towards achieving profitability, the results to date have not yet been sufficient to negate the auditors' qualifications. The Company's management is of the opinion that it will be able to continue to raise money from outside third party sources in sufficient amounts to support its operations until the time that the forecasted revenues for future periods materialize from programs in which the Company is involved. There is no assurance that the Company's efforts to raise money will be successful or that the forecasts will be achieved. There will usually be differences between the forecast and actual results because events and circumstances frequently do not occur as expected and those differences may be material. Because the Company is still in the development stage, it is difficult to predict accurately the amount of revenues that will be generated, the amount of expenses that will be required by its operations or its ability to raise additional capital.

                               QUADRAX CORPORATION

PART II - OTHER INFORMATION

             Item 6 - Exhibits and Reports on Form 8-K

                       (a)  Exhibits

                            27.1      Financial Data Schedule
                                      (Electronic Filing Only)

                       (b)  Reports on Form 8-K

                             None since Form 10-KSB/A for fiscal year ended December 31, 1994 was filed on April 24, 1995.

                               QUADRAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QUADRAX CORPORATION
                                    -------------------
                                       (Registrant)



       May 12, 1995                     /s/ James J. Palermo
-------------------------------     ---------------------------------------
          (Date)                    James J. Palermo, Chairman and
                                    Chief Executive Officer

       May 12, 1995                     /s/ Edward A. Stoltenberg
-------------------------------     ---------------------------------------
          (Date)                    Edward A. Stoltenberg, Acting Chief
                                    Financial Officer (Principal Accounting
                                    Officer)

                                  EXHIBIT INDEX

                                                      Sequentially
Exhibit                                               Numbered
Number                Description                     Page
-------               -----------                     ------------
 27.1                 Financial Data Schedule
                      (Electronic Filing Only)