Form 10KSB/A
period 1994-12-31
QUADRAX CORP /DE/
filed 1995-06-09
CIK 814273

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

(Mark one)

/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1994

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from _________________ to __________________

                         Commission File Number: 0-16052

                               QUADRAX CORPORATION

                 (Name of Small Business Issuer in Its Charter)

                  Delaware                                    05-0420158
       (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                     Identification No.)

           300 High Point Avenue
          Portsmouth, Rhode Island                              02871
  (Address of Principal Executive Offices)                   (Zip Code)

                                 (401) 683-6600
                (Issuer's Telephone Number, Including Area Code)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                      None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                   Common Stock, par value $.000009 per share
               Non-Callable Class C Common Stock Purchase Warrants
                               (Titles of Classes)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for past 90 days.  Yes      No X
                                                               ---     ---

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in the issuer's definitive proxy statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              ---

    State issuer's revenues for its most recent fiscal year.  $860,419

    State the aggregate market value of the voting stock held by non-affiliates:
$27,558,318, computed by reference to the closing price of the issuer's Common Stock on March 28, 1995 as reported on the Nasdaq Small Cap Market.

    State the number of shares outstanding of each of the issuer's classes of
common equity. As of March 28, 1995:      11,876,512 shares of Common Stock, par
                                              value $.000009 per share
                                          311,120 Non-Callable Class C Common
                                              Stock Purchase Warrants

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the issuer's definitive proxy statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 31, 1995 are incorporated by reference in Part III.

    Transitional Business Disclosure Format (check one):  Yes     No X
                                                             ---    ---

================================================================================

                                   Explanation

      The response of Quadrax Corporation to "ITEM 1. DESCRIPTION OF BUSINESS" contained in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, as amended by Amendment No. 1 thereto, is being further amended to supplement the disclosure contained under the caption "Changes in Control and Related Transactions" in such Item.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

                                    OVERVIEW

GENERAL

      Quadrax Corporation ("Quadrax" or the "Company") is a development stage company that designs, develops, fabricates and sells fiber-reinforced thermoplastic polymer composite materials ("Quadrax Composites") and products manufactured from Quadrax Composites. Quadrax Composites are synthetic materials made using patented and other proprietary, as well as non-proprietary, chemical processes and manufacturing technologies. The Company believes that Quadrax Composites are functionally superior to other structural substrates for most applications in which abrasion resistance and extreme heat tolerance are not critical. Quadrax Composites' functional advantages include high strength-to-weight ratios, chemical stability in a variety of ambient conditions (imperviousness to rust, rot or reaction with most commonly used chemical solvents), ease and safety of manufacture using modified conventional heat and compression molding techniques, virtually unlimited shelf life without special storage or handling requirements, and recyclability.

      The Company, which has been a development stage company since its inception in March 1986, commenced limited commercial production in mid-1993. The Company has not achieved profitability in any fiscal quarter and has been required to raise substantial amounts of capital in order to support its on-going development activities. Although the Company historically was dedicated to the formatting of composite materials for defense and aerospace markets, it began redirecting its business in 1993 and 1994 to focus on commercial and consumer markets for value-added, high-performance products. The Company did not generate significant revenues in fiscal 1994 (the period from January 3, 1994 to December 31, 1994), and the Company's independent accountants, Livingston & Haynes, P.C., have included a "going concern" qualification in their report on the Company's financial statements for fiscal 1994, reflecting the Company's history of losses as a development stage company and its continuing dependence on financing activities to provide the cash needed to meet its expenses. See the Consolidated Financial Statements of the Company set forth following page 25 of the Form 10-KSB, as previously filed.

      Quadrax Corporation is organized in a holding company structure, operating through three wholly owned subsidiaries: Quadrax Advanced Materials Systems, Inc., Quadrax Advanced Structures, Inc. and McManis Sports Associates, Inc. ("McManis Sports"). It also wholly owns and operates Quadrax Sports, Inc. as a marketing company. Unless the context otherwise requires, references herein to "Quadrax" or the "Company" refer collectively to Quadrax Corporation and its subsidiaries.

CHANGES IN CONTROL AND RELATED TRANSACTIONS

      As a result of its inability to raise additional capital in the first quarter of 1994, the Company and Applied Laser Systems ("ALS") entered into a senior loan agreement in March 1994, under which ALS made a bridge loan of $1,000,000 to the Company. In conjunction with the Senior Loan Agreement, the Company's Board of Directors approved an asset acquisition agreement pursuant to which ALS would have acquired all of the assets in exchange for ALS stock. In May 1994 Quadrax and ALS mutually agreed to terminate its proposed acquisition of the Company, and as a result the Company required substantial additional capital to meet its operating expenses and continue its operations.

      On July 8, 1994, Pattinson Hayton, III, through Conagher & Co., Inc. ("Conagher"), a California corporation controlled by Mr. Hayton, purchased a majority of the Company's convertible preferred stock, $.01 par value ("Preferred Stock"), from the Company's founder and then Chief Executive Officer, Richard A. Fisher. Conagher's ownership of the Preferred Stock enabled it to elect three-fifths of the

Company's Board of Directors until December 31, 1996. Thereafter, on July 11, 1994, Mr. Hayton was elected by Conagher as a member of the Board, and was nominated to serve as Chairman. William G. Conway and Sven Kraumanis were also elected by Conagher, pursuant to the terms of the Preferred Stock, as members of the Company's then five-member Board.

      Contemporaneous with the acquisition of the Preferred Stock, Mr. Hayton also agreed to purchase newly issued shares of the Company's common stock, $.000009 par value ("Common Stock"), through Conagher. Pursuant to a stock purchase agreement dated July 8, 1994, Conagher purchased 1,500,000 shares of Common Stock in exchange for a $3,000,000 promissory note from Conagher (the "July Promissory Note") payable in five equal consecutive monthly installments beginning August 16, 1994. Thereafter, pursuant to a stock purchase agreement dated August 26, 1994 and subsequently amended on September 16, 1994, Conagher purchased an additional 2,250,000 shares of Common Stock in exchange for a $4,500,000 promissory note from Conagher (the "August Promissory Note"), payable in equal consecutive monthly installments beginning October 30, 1994. Thus, as a result of these purchases, Conagher acquired 3,750,000 shares of Common Stock in exchange for promissory notes aggregating $7,500,000.

      In September 1994, Conagher satisfied its obligations under the July Promissory Note by paying to the Company an aggregate of $1,742,675 and by arranging for the discharge of notes payable by the Company to ALS in the amount of $1,257,325. Conagher also made aggregate payments of approximately $3,500,000 in connection with the August Promissory Note. The remaining balance of approximately $1,000,000, which was due and owing as of January 30, 1995, was not paid by Conagher.

      In connection with Conagher's failure to pay the balance due on the August Promissory Note, the Company entered into negotiations which led to a Settlement Agreement dated February 13, 1995 with Conagher, Mr. Hayton, Richard A. Fisher, James J. Palermo, the Company's Chief Executive Officer, and Allied-Asian Consolidated Limited ("Allied"), a company of which Mr. Hayton was a director and stockholder. Pursuant to the Settlement Agreement, record ownership of the Preferred Stock owned by Conagher was transferred to Mr. Palermo, as trustee for the holders of Common Stock. Mr. Palermo is required to vote the Preferred Stock as directed by the holders of the Common Stock, and as a result holders of Common Stock are now able to elect all of the Company's directors. In conjunction with the acquisition of the Preferred Stock from Conagher, Mr. Palermo replaced Mr. Hayton as Chairman of the Board and Mr. Hayton resigned as a director of the Company.

      To induce Mr. Hayton to surrender the Preferred Stock and to settle outstanding obligations relating to Mr. Hayton's transactions in the Company's securities and other obligations among the Company, Allied, Conagher, Mr. Hayton, and Mr. Fisher, the Company agreed to issue to Allied 1,150,000 restricted shares of Common Stock. The Company, among other things, also agreed to: (i) retain Allied or its nominee as a financial advisor and agent pursuant to a Financial Advisor and Distribution Agreement (the "Advisor Agreement") for the placement of a new class of preferred stock, (ii) assume the outstanding obligations of Conagher to Mr. Fisher and indemnify and hold harmless Conagher, Allied and Mr. Hayton against any liability thereof, (iii) enter into employment agreements with certain Company employees, (iv) transfer certain office leases and equipment, automobile leases and insurance policies to Allied, (v) assume liability for the lease of an automobile, and (vi) release Conagher, Allied and Mr. Hayton and their successors, assigns, agents and attorneys from any and all claims. The Company also agreed to cancel Conagher's remaining payment obligations under the August Promissory Note in exchange for Allied's execution and delivery of a promissory note in the amount of $621,563 (the "February Promissory Note"), payable in installments with the final payment due on January 1, 1997.

      On February 28, 1995, Allied failed to pay $150,000 due under the February Promissory Note. The Company subsequently declared Allied to be in default on the note and the entire principal amount due and payable. In addition, the Company determined not to pay Allied $10,000 that Allied claimed was due
March 1, 1995 under the Advisor Agreement. In connection therewith, and as discussed further below, the Company entered into an amendment dated March 17, 1995 with Allied, Conagher, Mr. Hayton, Mr. Palermo, and Mr. Fisher (the "First Amendment") whereby (i) the Advisor Agreement was terminated, (ii) the Company agreed to pay Allied 4 percent of any net proceeds realized by the Company from the sale of any shares of any new issue of preferred stock issued and sold by the Company between February 13, 1995 and May 19, 1995, (iii) Allied agreed to pay $150,000 to the Company upon execution of the First Amendment and to deliver a promissory note to the Company in the amount of $311,563 in exchange for the cancellation of the February Promissory Note.

      Thereafter, in connection with the Company's preparation for the initial filing of its Annual Report on Form 10-KSB, the Company and its independent accountants reviewed payments made by Mr. Hayton when he was Chairman of the Company. These payments were made through bank accounts (the "Funding Accounts") established by the Company for the deposit of proceeds received from payments by Conagher on the July and August Promissory Notes. The Funding Accounts were under the signature authority and control of Mr. Hayton. Payments for expenses unrelated to Company business were made using checks drawn from the Funding Accounts. These payments included reimbursements for undocumented travel expenses, checks drawn to Mrs. Hayton, and checks to various attorneys who do not appear to have been engaged in work for Quadrax. Payments also were authorized and directed by Mr. Hayton from the Funding Accounts and otherwise to Apogee Robotics, Inc., a company that the Company believes is controlled by Mr. Hayton. The Company has never conducted any business with Apogee Robotics, Inc. Finally, the Company paid certain charges incurred by Mr. Hayton that were unrelated to the business of the Company, based upon Mr. Hayton's agreement to reimburse fully the Company for such charges. The Company was never reimbursed for these payments. The total amount of all payments now being reviewed by the Company is approximately $1,400,000.

      In November 1994, the Company acquired all of the outstanding stock of McManis Sports, a development stage business organized to engage in golf equipment manufacturing activities. Mr. Hayton was instrumental in arranging for the acquisition of McManis Sports, which the Company purchased for cash and a number of shares of Common Stock subject to increase in order to assure a minimum market value of $1,100,000 at the time the shares are registered with the Securities and Exchange Commission. The Company anticipated that, at the time of the acquisition, the purchase price approximated the value of the net tangible assets of McManis Sports. The Company and its independent accountants have subsequently determined that those assets have a market value of approximately $560,000, and the Company now believes that the development and marketing of the product lines of McManis Sports will require more resources than originally expected. The Company has recorded approximately $709,000 of the purchase price of McManis Sports as goodwill representing intangible value of designs and expertise acquired in the purchase and, consistent with generally accepted accounting principles, will review the status of this goodwill amount periodically.

      In light of the questions concerning the purchase price related to the acquisition of McManis Sports, the discovery of unauthorized expenditures from the Funding Accounts, and Mr. Hayton's failure to repay the Company for certain expenses as agreed upon, the Company was, as of the time of the initial filing of the Company's Form 10-KSB on April 13, 1995, reviewing alternatives available to it, including possible remedies against Mr. Hayton and Conagher.

      On various occasions since the filing of the Company's Form 10-KSB on April 13, 1995, representatives of the Company, Conagher and Allied and Mr. Hayton met and conferred regarding certain matters discussed above, principally issues regarding expenses incurred by or on behalf of the Company during the Company's fiscal 1994 and the satisfaction of certain obligations under the Settlement Agreement as amended by the First Amendment.

      In the course of those meetings, Mr. Hayton made available to the Company documentation and other evidence demonstrating, to the Company's satisfaction, that the non-recurring financing-related expenses of $5,569,000 incurred in fiscal 1994 were corporate expenses incurred principally in connection with the Company's acquisitions, financing and restructuring transactions effected in fiscal 1994. Included in this total amount were approximately $1,482,000 which the Company incurred in connection with the termination, in May 1994, of the proposed purchase of the Company by ALS. These expenses included the issuance of 170,000 shares of Common Stock to the Company's investor relations consultant, and other professional fees. Subsequent to the proposed ALS transaction, the Company entered into certain acquisition agreements and financing arrangements, as set forth above. In November 1994, the Company acquired all of the outstanding stock of McManis Sports, a manufacturer of and marketing representative for manufacturers of golfing equipment, for $1,465,600 in Common Stock and $109,500 in cash. In connection therewith, the Company issued to the designee of Allied 150,000 shares of Common Stock (see Notes 9 and 10 to the Consolidated Financial Statements) as compensation for acting as an agent in bringing this opportunity to the Company. Also in November 1994, the Company acquired certain assets and liabilities of Time Sports, Inc. for approximately $360,000 in cash and notes payable to facilitate transfer of a license to use the Wimbledon trademark. The Company issued 100,000 shares of Common Stock to the designee of Allied (see Notes 9 and 10 to the Consolidated Financial Statements) as compensation for acting as an agent in bringing this opportunity to the Company. The total value of the 250,000 shares of Common Stock issued to the designee of Allied as compensation in connection with these transactions has been expensed in fiscal 1994 as a financing-related cost (see Notes 9 and 10 to the Consolidated Financial Statements). The Company recognizes that the acquisition of McManis Sports and the acquisition of Time Sports, Inc. are the core business of the Company, and the Company endorses the acquisitions and considers the acquisitions to be in the best interests of the Company. Expenses in the amount of approximately $3,572,000 that were previously identified by the Company (as set forth above), due to incomplete documentation, as payments authorized by and/or related to Mr. Hayton or Conagher, have been demonstrated to the Company's complete satisfaction to be associated, for financial reporting purposes, with corporate expenses incurred in connection with the restructuring of the Company, the redemption of debt through stock issuance and miscellaneous professional fees associated therewith. Mr. Hayton and the Company have agreed that approximately $75,000 shall be treated, by the Company, for tax and financial reporting purposes, as additional compensation to Mr. Hayton during fiscal 1994.

      As set forth above, the Company entered into the Settlement Agreement with Conagher, Mr. Hayton and Allied, the terms of which included the execution and issuance of the February Promissory Note to the Company by Allied in the amount of $621,563. On March 17, 1995, the parties to the Settlement Agreement entered into the First Amendment, pursuant to which Allied agreed to pay to the Company the amount of $311,563, being the balance due under the February Promissory Note. The amount of $311,563 was calculated as follows:

           February Promissory Note                           $ 621,563
                 less:  payment February 24, 1995              (100,000)
                 less:  payment March 17, 1995                 (150,000)
                 less:  consideration for cancellation
                         of financial advisor agreement         (60,000)
                                                              ---------
           Balance due on February Promissory Note            $ 311,563
                                                              =========

      THE SUM OF $311,563 WAS PAID IN FULL ON APRIL 3, 1995, AS REQUIRED. ACCORDINGLY, ALL OF THE PAYMENT OBLIGATIONS OF ALLIED UNDER ALL OF THE PROMISSORY NOTES ISSUED IN CONNECTION WITH THE FINANCING PROVIDED BY CONAGHER AND ALLIED FOR THE COMPANY, AND IN CONNECTION WITH THE SETTLEMENT AGREEMENT AND THE FIRST AMENDMENT THERETO, HAVE BEEN FULLY SATISFIED.

      In light of its further investigation regarding the foregoing matters, the Company has determined to seek no legal remedies with respect to Mr. Hayton, Conagher or Allied regarding the purchase price paid by the Company for McManis Sports, the purchase of Quadrax shares by Conagher and Allied, or amounts expended by or on behalf of Mr. Hayton during his tenure as Chairman of the Company.

REDIRECTION OF BUSINESS

      The Company historically was dedicated to the formatting of composite materials for defense and aerospace markets. Beginning in 1993, the Company began to redirect its business toward commercial and consumer applications. After negotiations for the proposed sale of the Company to ALS were terminated in May 1994, the Company sought to accelerate the redirection of its business during the second half of fiscal 1994 through acquisitions of assets and license rights and through strategic arrangements with manufacturers of sporting goods and athletic equipment.

      Quadrax was originally organized in March 1986 to acquire and complete the development of the Composite Materials Interlacer, a device designed to format thermoplastic composite tapes into continuous broad sheet goods. Sheet goods formatted using the Composite Materials Interlacer have been among those marketed by Quadrax under the brand name "Quadrax Biaxial Tape." The Company's target market for Quadrax Biaxial Tape formatted on the Composite Materials Interlacer originally consisted primarily of aerospace defense contractors seeking a seamless composite material for use in wing skins on the advanced design "next generation" tactical fighters then under development. The Composite Materials Interlacer can format sheet goods up to ten feet wide and having virtually any length, a significant advantage over other weaving technologies, which generally cannot produce sheets wider than four feet. The use of the Composite Materials Interlacer to date generally has been uneconomical, however, except for a limited number of applications for customers in the aerospace industry.

      At the time of its initial public offering in July 1987, Quadrax was focused on becoming an integral part of the advanced materials community serving the defense industry. In subsequent years, the Company obtained contracts from defense contractors and airframe manufacturers for the sale of Quadrax Biaxial Tape for evaluation and test purposes.

      As defense funding for advanced research was curtailed in the late 1980s and early 1990s, a number of companies abandoned their participation in the composite materials industry. Quadrax sought to take advantage of this situation by acquiring manufacturing equipment and a license of related technology in the manufacture of thermoplastic composite materials from Phillips Petroleum Company ("Phillips") in 1992 and from Amoco Performance Products Inc. ("Amoco"), a subsidiary of Amoco Corporation, in 1993. These acquisitions provided Quadrax with the benefits of research and development conducted over the course of several years, as well as additional defense industry contacts and a database of materials performance specifications.

      The Phillips and Amoco acquisitions provided Quadrax with the ability to fabricate tape marketed under the brand name "Quadrax aXial Tape." Quadrax aXial Tape enabled the Company to begin redirecting its business from defense to commercial and consumer applications. Quadrax initially targeted sporting goods applications, because it believed that the improved performance characteristics offered by Quadrax Composites could overcome the cost premium of its materials and the familiarity of customers with more conventional composite materials.

      In mid-1993, Quadrax signed a joint development and exclusive manufacturing contract with Kunnan Enterprise Limited ("Kunnan"), a Taiwanese corporation that is one of the largest manufacturers of tennis racquets in the world. Kunnan markets products under its house brands (such as "Kennex" and "ProKennex") and serves as an original equipment manufacturer for other internationally recognized brands. Quadrax completed the design, development and prototype production of tennis racquet frames made of Quadrax Composites. In light of a soft worldwide market for tennis racquets, however, Kunnan determined not to commit the resources necessary to bring the racquet to market.

      As a result of its joint development and manufacturing relationship with Kunnan, Quadrax developed technologies that can be utilized for manufacturing value-added products from Quadrax Composites for a number of sporting goods markets. One of the Company's strategies is to focus its resources on the design, development and prototyping of these sporting goods products in order to demonstrate the performance attributes of Quadrax Composites and to build demand for the Company's materials. The Company will then determine on a product-by-product basis whether to undertake manufacturing of a product or component, outsource manufacturing once commercial production levels are achieved or seek to enter into strategic relationships with established companies with experience in manufacturing and marketing for the relevant market.

      In November 1994, Quadrax took a number of steps aimed at accelerating the redirection of its business:

      - The Company acquired from Time Sports, Inc., a subsidiary of Kunnan, the exclusive rights to make and market tennis racquets under the "Wimbledon" brand name and to make market certain apparel under the "Wimbledon" brand name, all pursuant to an underlying licensing agreement with the All-England Lawn Tennis and Croquet Club of Wimbledon, England. In connection with the acquisition of the Wimbledon license rights, Quadrax also acquired certain other assets and assumed certain liabilities of Time Sports, Inc. The Company believes that the acquisition of the Wimbledon license rights has provided Quadrax with immediate brand name recognition within the tennis industry.

      - The Company acquired all of the stock of McManis Sports, a recently organized development stage company that had been formed to design and develop golf clubs. This acquisition provided the Company with lines of golf products, including irons marketed under the "Tour Technology" and other brand names, as well as expertise in the design and development of golf equipment. See "Changes in Control and Related Transactions" above.

      - Quadrax signed two joint development/exclusive manufacturing contracts with Cannondale Corporation, a manufacturer of high-performance bicycles. These contracts call for the design, development and production of bicycle frames, forks and other components using Quadrax Composites. The Company currently estimates that prototypes of these components will be completed in the second quarter of 1995.

      In February 1995, the Company entered into a joint design/exclusive manufacturing contract with Brine, Inc., a supplier of lacrosse equipment in the United States, under which the Company has completed testing of lacrosse sticks and expects to commence shipments in April 1995.

      Quadrax has taken preliminary steps to begin gaining recognition within the automotive industry. During the second half of 1994, the Company sponsored the Roger Mears Racing Team in order to demonstrate the strength and impact resistance performance characteristics of Quadrax Composites under the demanding conditions of stadium and off-road truck racing. Principal components of a truck body were constructed using Quadrax Composites, and the truck was raced by the Mears Team in the Baja 1000.

      As Quadrax progresses from the development of prototypes to the production of finished products and components, it will continue to be dependent on outside financing sources. The Company raised approximately $5 million of equity capital in fiscal 1994 and an additional $2.2 million through sales of Common Stock during the first quarter of fiscal 1995. It expects to seek to raise approximately $3 million through additional equity sales during the remainder of 1995 and believes that these funds, together with cash provided by revenues, will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1995. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--Financial Position, Liquidity and Capital Resources" below.

                                  TECHNOLOGIES

CORE TECHNOLOGIES

      The core technologies underlying Quadrax Composites involve, first, the fabrication of unidirectional continuous fiber-reinforced, thermoplastic tapes and, second, the lay-up and consolidation of those tapes into multi-ply laminates. These technologies are based on insights into the chemical processes by which a variety of man-made polymer resins (plastics) can be made to bond with continuous fibers to produce a material that is strong, lightweight, easy to handle, and easy to shape using modified conventional heat and compression molding techniques.

      The principal fibers used in making Quadrax Composites are carbon, glass and aramid (for example, duPont's brand of aramid fiber that it markets under the name "Kevlar"). The principal resins used are nylon, polymethymethacrylate (acrylic), polyetherimide, polyphenylene sulfide (PPS) and poly-ether-ether-ketone (PEEK).

      The Company is developing the ability to form its multi-ply laminates into three-dimensional piece parts, in order to generate additional demand for the Company's tape products.

FUNCTIONAL ADVANTAGES AND LIMITATIONS OF QUADRAX COMPOSITES

      The principal functional advantage offered by Quadrax Composites is the ability to provide equivalent strength at lower weights than competing materials. By varying mixes of resin, fiber, fiber areal weight, resin percentage, number of plies, and axial orientation of the different plies, Quadrax can deliver materials that meet a wide range of minimum threshold strength requirements at a fraction of the weight of more conventional materials such as steel and aluminum.

      Quadrax Composites use continuous fibers aligned at uniform intervals parallel to a single axis of orientation within the polymer resin matrix, permitting the formation of tape of virtually any length. The result is a material that presents a uniformly high strength profile along the longitudinal axis, making it possible to design a multiple ply material that displays very precisely engineered structural properties along its entire planar horizon.

      Quadrax Composites can be engineered to deliver a variety of other characteristics, including chemical stability (no rust), moisture and heat resistance (no rotting or, within certain tolerances, melting), vibration damping, and electrical insulation. Unlike epoxy-based composite materials, Quadrax Composites are fully recyclable. Scrap material can be ground up, melted down and reformed using conventional compression and injection molding techniques, retaining sufficient strength and other structural characteristics to make it suitable for use in a wide variety of "lower tier" applications.

      Quadrax Composites are thermoplastic, so they will lose their shape under prolonged exposure to high temperatures. Like all composites, they are fiber-reinforced and therefore subject to disintegration through abrasion that exposes the fibers. These disadvantages are irrelevant for most structural applications, but limit the utility of Quadrax Composites in high-temperature applications.

APPLICATIONS

      The high strength-to-weight ratio and other functional advantages of Quadrax Composites make them superior structural materials for a wide range of applications. The Company has targeted a number of applications for which high strength-to-weight ratios are critical, including:

      - athletic and recreational equipment, such as racquet frames, lacrosse and hockey sticks, bats, bicycle frames, and panel and frame assemblies for a wide variety of recreational vehicles;

      -    truck and trailer components and systems; and

      - military equipment, primarily outer body panels and reinforcing members for aircraft, armored vehicles and marine vessels.

COMPETITIVE ADVANTAGES AND DISADVANTAGES

      The characteristics of Quadrax Composites offer several processing efficiencies that enable Quadrax Composites to present an attractive price/performance profile, when measured on a total-cost-of-finished-goods basis. These characteristics include:

      - their light weight, which makes Quadrax Composites easy to move and handle;

      - structural characteristics that make them easy to form using modified conventional cutting, thermoforming or compression molding techniques;

      - their chemical stability, which makes Quadrax Composites easy and quick to process with virtually no restrictions on shelf life, no lengthy cure periods, no toxicity, and no refrigerated storage requirements; and

      - for certain resins, the ability of Quadrax Composites to be bonded through heat and pressure alone, without the need for glues or other bonding agents.

      Quadrax Composites, like most composites, are more expensive than competing conventional materials. Quadrax Composites also suffer from institutional resistance to working with new materials and to investing in the re-tooling needed to integrate the materials into existing product and production lines. The Company believes that these disadvantages will dissipate over time as Quadrax Composites gain recognition in the marketplace and as economies of scale lower unit costs.

      See "Competition--Materials Competition" below.

                     MANUFACTURING AND DISTRIBUTION SYSTEMS

PRODUCTION

      Materials, Machinery, Energy and Personnel. All materials, machinery, energy and personnel needed to build and operate production facilities at Quadrax are readily available from conventional sources, with specialized expertise limited to the proprietary processes themselves. Raw materials consist only of fibers and resins produced by a number of established chemical companies and sold primarily for applications other than composites. Machinery requirements are limited to tape fabrication lines (which are specially assembled using conventional machinery), molds and dies (which are custom-made, using conventional machine tool technologies) and various die cutters, thermoformers, ovens and presses that are in common use throughout the plastics industry.

      All machinery and processes are powered by electricity, which is available in adequate quantities from the local utility. Production personnel include materials and process engineers, skilled and semi-skilled machine operators, and various shop hands. The Company believes that any necessary additional production personnel can be recruited at competitive rates from within the existing plastics, defense and general manufacturing communities.

      Physical Plant and Processing Systems. Production of Quadrax Composites and pre-formed parts is a light manufacturing process. The three principal steps in the process are:

      - tape fabrication -- typically a water- and heat-based process in which fibers are imbedded in the resin matrix;

      - lay-up -- either a manual or mechanical process, depending on design specifications, in which multiple layers of tape are assembled to present the required strength, flexibility and other engineering characteristics; and

      - consolidation -- a heat- and pressure-based process through which lay-ups are fused to form laminated material.

These processes typically are completed at Quadrax's manufacturing facilities in Portsmouth, Rhode Island. See "DESCRIPTION OF PROPERTY" below.

      Quadrax is developing the capacity to thermoform or compression mold customer-specified component parts or frame assemblies on proof-of-concept, pre-production prototype and pilot production bases at its Portsmouth facility. Quadrax currently contemplates that it will outsource parts manufacturing once commercial production levels are achieved.

DISTRIBUTION

      Inventories. Quadrax maintains a small inventory of fabricated tape in standard configurations at its Portsmouth facility. Sheet goods and pre-formed parts are manufactured on a contract basis only. Finished goods (currently limited to tennis and golf equipment) are outsourced either overseas or domestically, and drop-shipped to the wholesale/retail distributor as orders are received.

      Delivery and Installation. Unlike thermoset composite materials systems, Quadrax Composites do not require refrigeration or other special handling. They can be boxed and shipped by express delivery or common carrier at standard ground rates.

      Customer Service and Support. Members of Quadrax's engineering staff are available to visit a customer and consult on proper processing techniques or special engineering challenges, on an as-needed basis, but generally post-sale support is not required.

                                  PRODUCT LINE

      Quadrax fabricates and formats several standard Quadrax Composites tape products for which data sheets have been prepared, including tape formats sold under the brand name "Quadrax aXial Tape" and tapes sold in broad sheet format under the brand name "Quadrax Biaxial Tape." In addition, Quadrax Composites tape products can be customized through varying combinations of resins, fibers, fiber areal weights and resin percentages in order to meet customers' specific needs.

      Although Quadrax's initial proprietary expertise was in the fabrication and formatting of composite tape products, the Company is expanding its range of know-how and capabilities to include expertise in finished goods and piece parts for the consumer sporting goods market:

      - The Company is currently marketing a high-performance tennis racquet, the "Conqueror," under the Wimbledon brand name and expects to commence shipments of the Conqueror in the second quarter of 1995. The Conqueror features "Dynamic Positioning," a strategic use of weight distribution that takes advantage of the strength-to-weight advantages of Quadrax

           Composites. As a result of its acquisition of Wimbledon license rights, the Company is also marketing and selling tennis-related soft goods in the United States under the "Wimbledon" brand name.

      - The Company has completed a prototype for lacrosse stick handles utilizing Quadrax Composites. These handles are being developed under a joint design/exclusive manufacturing contract entered into in February 1995 with Brine, Inc. The Company expects to commence shipping lacrosse stick handles to Brine, Inc. in April 1995.

      - The acquisition of McManis Sports provided Quadrax with golf product lines that include irons marketed under the "Tour Technology" and other brand names. These irons do not incorporate Quadrax Composites. Using design and development expertise obtained in the McManis Sports transaction, the Company has completed a prototype of a putter produced with Quadrax Composites and is seeking to enter into a strategic marketing relationship with a company that is established in the golf equipment market.

      - Quadrax has signed two joint development/exclusive manufacturing contracts with Cannondale Corporation, a manufacturer of high-performance bicycles. These contracts call for the design, development and production of bicycle frames, forks and other components using Quadrax Composites. The Company has computer-engineered the design of the bicycle frames and forks, and currently estimates that prototypes of these components will be completed in the second quarter of 1995. If the Company is successful in timely providing frames and forks that meet contractual specifications, Cannondale Corporation will be contractually obligated to purchase specified quantities of components from Quadrax over an 18-month period. The development and production of these components will require the Company to design and implement new production processes different from those used in connection with the Company's other finished goods. As a result, there can be no assurance that the Company will be successful in meeting the contractual specifications on a timely basis, or at all.

The Company seeks to identify, on a regular basis, additional sports equipment that may benefit from the functional advantages of Quadrax Composites. The Company is, for example, in the early stages of design and development of volleyball net poles, hockey sticks and hockey skate insoles incorporating Quadrax Composites.

      In producing tennis and golf equipment, the Company intends to integrate production vertically, from the manufacture of the feedstock materials (Quadrax Composites) through distribution to product retailers. With respect to other finished goods for the sporting goods markets, however, the Company currently anticipates that it will seek to enter into strategic development and marketing relationships, such as those with Brine, Inc. and Cannondale Corporation. This strategy will facilitate the Company's entry into new sporting goods markets in a cost-effective manner, by enabling the Company to focus its resources on applications for its tape products. The Company believes that this approach will increase demand for the Company's tape products both directly, by creating needs for specific components and goods, and indirectly, by demonstrating the advantages and potential of Quadrax Composites.

      Quadrax continues to supply advanced composite materials systems to branches of the United States military through three materials supply contracts with defense contractors. Under these contracts, Quadrax Composites are being incorporated in:

      - the F-22 "Air Superiority" tactical fighter being produced by Lockheed Aeronautical Systems Company under contract with the United States Air Force;

      - the Seawolf class of submarines being constructed by the Electric Boat Division of General Dynamics Corporation under contract with the United States Navy; and

      - the "Composite Armored Vehicle," an experimental armored troop carrier (known as CAV) being developed by United Defense LP under contract with the United States Army.

                                     MARKETS

ATHLETIC AND RECREATIONAL EQUIPMENT

      Quadrax intends to execute a two-pronged marketing strategy in the sporting goods market. In both cases, it is pursuing the same targeted market: serious athletes, both professional and amateur, who are willing to pay a premium for the better "feel" that Quadrax Composites can deliver.

      A high profile approach is being launched through the Conqueror tennis racquet and tennis-related soft goods being sold under the Wimbledon brand name. This approach may also be used to market the golf club product lines obtained by the Company through the acquisition of McManis Sports.

      A lower profile approach is being implemented through joint development and manufacturing contracts with leading suppliers of high-performance equipment for various games and activities. The Company is currently engaged in a bicycle frame and fork program with Cannondale Corporation and a lacrosse stick program with Brine, Inc.

TRUCKS AND TRANSPORTATION

      The truck and transportation market represents a medium- to long-term opportunity for Quadrax. The Company has begun to take steps to gain recognition within the automotive industry through its sponsorship of the Roger Mears Racing Team. The Company currently expects that it will attempt to enter the truck and transportation market by designing and providing floor systems for specialty trailers. If successful, the Company may then seek to migrate to the production of other systems for general purpose truck and other heavy equipment.

DEFENSE

      Through a combination of internal initiatives and the acquisitions from Phillips and Amoco, Quadrax has established itself as a supplier of advanced composite materials systems to branches of the United States military. Quadrax Composites are currently being incorporated in products provided under contracts with the United States Air Force, the United States Navy and the United States Army.

AEROSPACE

      Quadrax continues to receive orders for unformatted Quadrax aXial Tape from companies active in the non-defense aerospace industries. Most of these orders have been, and any future orders are expected to be, for purposes of testing and evaluation in connection with research and development products, with a limited number of sales being made for commercial production purposes.

                               MARKETING AND SALES

REPUTATION

      As one of a small number of fabricators in the relatively new thermoplastic composite tapes market, Quadrax is often sought out by customers interested in purchasing its tapes. This is particularly true in the defense market, where Quadrax receives invitations to bid on projects in which Quadrax Composites may be used to advantage, and in aerospace markets, where Quadrax periodically receives unsolicited orders, usually from advanced prototyping engineers purchasing the material for testing and evaluation. These orders historically have not been received in volumes sufficient to support profitable operations, and they are not expected to become profitable without an increase in acceptance of Quadrax Composites by the market through successful marketing of the Company's finished goods. See "Product Line" above.

      Quadrax works to maintain and enhance its reputation within these market sectors by periodic advertising in trade publication, the regular submission of technical papers for publication in professional journals and frequent attendance at industry conferences, conventions and trade shows.

DIRECT SALES

      Quadrax's marketing and sales programs are the responsibility of its Vice President--Sales and Marketing, who, supported by the Company's engineering staff and other sales personnel, is charged with calling directly on top decision makers at manufacturing companies that the Company has identified as attractive candidates for the incorporation of components made out of Quadrax Composites into finished goods or parts assemblies.

CONSUMER MARKETING

      With the recent acquisitions of McManis Sports and the Wimbledon licensing rights previously held by Time Sports, Inc., Quadrax has added expertise to assist it in its efforts to begin marketing finished goods directly to consumers. The Company contemplates that distribution of tennis and golf equipment initially will be made through specialty retailers (such as pro shops), with sales being supported by limited-scope promotional campaigns. These campaigns may include sponsoring tournaments and other competitive events, high-profile advertisements in limited circulation specialty magazines, and other techniques calculated to associate the Quadrax name with a performance advantage.

                                   COMPETITION

MATERIALS COMPETITION

      Thermoplastic composites (such as Quadrax Composites) compete with conventional materials (including wood, stone, steel and aluminum), less common metals such as titanium, and thermoset (epoxy-based) composites. The materials considered by Quadrax to be most vulnerable to displacement are thermosets. Thermosets are an earlier form of polymer resin/fiber matrix composite material that are the accepted standard for a variety of sporting goods and recreational equipment. Weight savings alone will not give thermoplastics the edge over thermosets, but improved strength and vibration dampening qualities, combined with the ability to achieve a strategic distribution of weight through the precision engineering of Quadrax aXial Tape, can provide an improved "feel" and more precise control, particularly in the critical follow-through swing. In addition, thermoplastics are safer to manufacture and use.

      Compared with metals such as steel and, to a lesser extent, aluminum and titanium, thermoplastic composites offer substantial weight savings at equivalent tensile and mechanical strength levels, making thermoplastic composites easier to handle and transport. Since thermoplastic composites do not oxidize, they do not require paints or other special coatings as protection against rust or corrosion, making them cheaper to maintain. Compared with wood and other laminates, thermoplastic composites offer substantial weight savings and, more importantly, structural characteristics that enable them easily to assume almost any shape through heat and compression molding, while presenting aesthetic and acoustic qualities comparable to wood. The primary competitive disadvantage of thermoplastic composites is their comparatively high cost.

SUPPLIER COMPETITION

      Composite materials are an emerging industry, and it is difficult to identify those competitors that will be the most successful. A significant part of the early discovery and development work in thermoplastic composites was performed by major international oil companies, many of which subsequently exited the business as the size of the defense market decreased. Three of the largest multinational chemical companies -- E.I. du Pont de Nemours & Co., Imperial Chemical Industries PLC and Saint Goban --continue to develop composite product offerings that may compete with the Company's product offerings. The Company faces potential competition from new companies as well as established companies that may migrate from related industries. Many of the Company's current and prospective competitors, including E.I. du Pont de Nemours & Co., Imperial Chemical Industries PLC and Saint Goban, have significantly greater financial, manufacturing and marketing resources than the Company. There can be no assurance that the Company's products will compete effectively with products offered by established and new competitors of the Company.

      The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product performance and price, distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. Although the Company believes that it has certain technological and other advantages over its competitors, maintaining such advantages will require continued investment by the Company in design and development, sales and marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages. In addition, as the Company enters new markets, distribution channels, technical requirements and levels and bases of competition may be different than those in the Company's current markets and there can be no assurance that the Company will be able to compete favorably.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this Form 10-KSB, or have previously been filed with the Securities and Exchange Commission and are hereby incorporated by reference pursuant to Item 601 of Regulation S-K:

      3.1        Certificate of Incorporation of the Company, as amended.

      3.2        By-laws of the Company, as amended.(4)

      4.1 Excerpt from Certificate of Incorporation of the Company, as amended, as to rights of holders of Common Stock.

      4.2        Specimen Certificate for Common Stock.

      4.3        Specimen Certificate for Class C Warrants.(6)

      4.4 Form of Warrant Agreement with American Stock Transfer & Trust Company, as Warrant Agent for Class C Warrants.(5)

      10.1 Form of Proprietary Information and Invention Agreement executed by certain employees of the Company.(1)

      10.2       1989 Non-Qualified Stock Option Plan.(7)

      10.3       1993 Stock Plan.(10)

      10.4       1994 Non-Qualified Stock Option Plan.

      10.5 Patent and Technology License Agreement between the Company and the Joss Company.(2)

      10.6(a) Agreement and Certificate of Limited Partnership of A.S.C. Development, Inc./Quadrax Corporation Limited Partnership as General Partner with Quadrax Corporation as Limited Partner dated June 28, 1988.(3)

      10.6(b) Building Sub-Lease dated October 5, 1993 between the Company and A.S.C. Development, Inc./Quadrax Corporation, L.P. (a Rhode Island limited partnership).(11)

      10.6(c) Second Amendment to Limited Partnership Agreement and Certificate of A.S.C. Development, Inc./Quadrax Corporation Limited Partnership as General Partner with Quadrax Corporation as Limited Partner dated October 7, 1993.(11)

      10.7 Amendment to partnership agreement dated September 21, 1988 between the Company and A.S.C. Development, Inc.(3)

      10.8 Equipment Sales Agreement between the Company and Phillips Petroleum Company dated September 9, 1992.(8)

      10.9 License Agreement between the Company and Phillips Petroleum Company dated September 8, 1992.(8)

      10.10 Stock Purchase Warrant issued by the Company to Emanuel and Company dated November 27, 1991 (similar warrant for 250,000 shares, dated March 3, 1992, also issued to Emanuel and Company).(6)

      10.11 Form of Class D Warrant issued in connection with the 1992 Private Placement of 10% Unsecured Promissory Notes.(8)

      10.12 Form of Class F Warrant issued in connection with the 1993 Private Placement of stock and warrants.(8)

      10.13 Stock Purchase Warrant issued by the Company to George Beyts and Stock Purchase Warrant issued by the Company to Mohammed Manzur, each dated December 1, 1994.

      10.14 Unit Purchase Option dated September 1, 1992, between the Company and D.H. Blair Investment Banking Corporation.(9)

      10.15 Consulting Agreement dated January 20, 1994, between the Company and Liviakis Financial Communications, as amended as of May 13, 1994.(11)

      10.16 Letter Agreement dated March 3, 1993 between the Company and First Flushing Securities, Inc. to pay warrant solicitation fee upon exercise of the Company's Class D, E and F Warrants.(11)

      10.17 Release, Settlement and Severance Agreement dated July 5, 1994 among the Company and its subsidiaries, Richard A. Fisher and Andrew J. MacGowan.(12)

      10.18 Stock Purchase Agreement between the Company and Conagher & Co. Inc., dated July 8, 1994, and as amended November 15,
                 1994.(13)

      10.19 Stock Purchase Agreement between the Company and Conagher & Co. Inc., dated August 26, 1994.(13)

      10.20 Amendment Stock Purchase Agreement between the Company and Conagher & Co. Inc., dated September 16, 1994.(13)

      10.21 Severance Agreement between the Company and Richard A. Fisher dated September 30, 1994.(13)

      10.22 Key Employee Agreement dated October 13, 1994 between the Company and Terry Lanning.

      10.23 Key Employee Agreement dated August 9, 1994 between the Company and James J. Palermo.

      10.24 Key Employee Agreement dated September 26, 1994 between the Company and David Park.

      10.25 Agreement for the Purchase and Sale of Common Stock dated November 14, 1994 between the Selling Stockholders of McManis Sports Associates, Inc. named therein and the Company.(14)

      10.26 Asset Purchase Agreement dated November 17, 1994 between the Company and Time Sports, Inc.(14)

      10.27(a) Conversion Agreement, Settlement and Release dated September 15, 1994 by and among the Company, Kuo Yu Chiang and Hinckley, Allen & Snyder, as escrow agent.

      10.27(b) Conversion Agreement, Settlement and Release dated September 15, 1994 by and among the Company, Li-Chiun Chiang and Hinckley, Allen & Snyder, as escrow agent.

      10.27(c) Conversion Agreement dated September 15, 1994 by and among the Company, Franklyn B. Neville and Hinckley, Allen & Snyder, as escrow agent.

      10.27(d) Conversion Agreement and Release dated December 30, 1994 by and among the Company, the holders of Original Preferred Stock named therein and Hinckley, Allen & Snyder, as escrow agent (collated).

      10.28(a) Agreement for the Creation of a Voting Trust in Settlement of Claims and Liabilities dated February 13, 1995 by and among Allied-Asian Consolidated Limited, the Company, Conagher & Co., Inc., Pattinson Hayton, III, Richard A. Fisher and James J. Palermo.

      10.28(b) Declaration of Trust "The Quadrax Preferred Stock Voting Trust" dated February 13, 1995 by and among Allied-Asian Consolidated Limited and James J. Palermo, for the benefit of the Holders of the Common Stock of the Company.

      10.28(c) Letter Agreement dated March 17, 1995 among the Company, Allied-Asian Consolidated Limited, Conagher & Co., Inc., Pattinson Hayton, III, Richard A. Fisher and James J. Palermo.

      10.28(d) Second Amendment to Agreement for the Creation of a Voting Trust in Settlement of Claims and Liabilities Dated May 30, 1995, by and among Allied-Asian Consolidated Limited, the Company, Conagher & Co., Inc., Pattinson Hayton, III, Richard
                 A. Fisher and James J. Palermo (including Exhibits C and D thereto).*

      21.1       List of Subsidiary Corporations.

      28.1 Licensing Opportunity Summary - Quadrax Biaxial Thermoplastic Prepreg for Structural Applications, prepared by Arthur D. Little, Inc.(5)


- ---------------------
* Filed herewith. All exhibits without footnote references were filed with the Annual Report on Form 10-KSB amended hereby, as initially filed on April 13, 1995.

1 Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-14275, filed May 19, 1987.

2 Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-14275, filed July 1, 1987.

3 Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 1, 1989.

4 Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1989.

5 Incorporated by reference from the Company's Registration Statement on Form S-2, File No. 33-40089, filed April 19, 1991.

6 Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form S-3, File No. 33-48998, filed June 24, 1991.

                                              (Footnotes continued on next page)

7 Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-3, File No. 33-48998, filed August 31, 1992.

8 Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-3, File No. 33-48998, filed September 23, 1992.

9 Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 3, 1993.

10 Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 33-66348 filed October 8, 1993.

11 Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 2, 1994.

12 Incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended July 3, 1994.

13 Incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

14 Incorporated by reference from the Company's Form 8-K dated as of November 14, 1994.

      (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of fiscal 1994:

- -     On October 13, 1994, the Company filed a Form 8-K containing a copy of a press release of the Company with respect to the trading volume in the Common Stock.

- -     On October 21, 1994, the Company filed a Form 8-K with respect to a change in its accountants from Arthur Andersen LLP to Livingston & Haynes, P.C.

In addition, on April 10, 1995, the Company filed a Form 8-K dated November 14, 1994 with respect to the acquisition of McManis Sports and the Wimbledon license rights.

                                    SIGNATURE

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, as of the ninth day of June, 1995.

                                           QUADRAX CORPORATION
                                           (Registrant)


                                           By       /s/ JAMES J. PALERMO
                                             ----------------------------------
                                             James J. Palermo
                                             Chairman of the Board of Directors
                                                and Chief Executive Officer

                                    EXHIBITS

  EXHIBIT NO.                               DESCRIPTION                            PAGE
  -----------                               -----------                            ----
      3.1        Certificate of Incorporation of the Company, as amended.

      3.2        By-laws of the Company, as amended.(4)

      4.1 Excerpt from Certificate of Incorporation of the Company, as amended, as to rights of holders of Common Stock.

      4.2        Specimen Certificate for Common Stock.

      4.3        Specimen Certificate for Class C Warrants.(6)

      4.4        Form of Warrant Agreement with American Stock Transfer & Trust
                 Company, as Warrant Agent for Class C Warrants.(5)

      10.1 Form of Proprietary Information and Invention Agreement executed by certain employees of the Company.(1)

      10.2       1989 Non-Qualified Stock Option Plan.(7)

      10.3       1993 Stock Plan.(10)

      10.4       1994 Non-Qualified Stock Option Plan.

      10.5 Patent and Technology License Agreement between the Company and the Joss Company.(2)

      10.6(a)    Agreement and Certificate of Limited Partnership of A.S.C.
                 Development, Inc./ Quadrax Corporation Limited Partnership as
                 General Partner with the Company as Limited Partner dated June
                 28, 1988.(3)

      10.6(b) Building Sub-Lease dated October 5, 1993 between the Company and A.S.C. Development, Inc./Quadrax Corporation, L.P. (a Rhode
                 Island limited partnership).(11)

      10.6(c)    Second Amendment to Limited Partnership Agreement and
                 Certificate of A.S.C. Development, Inc./Quadrax Corporation
                 Limited Partnership as General Partner with Quadrax Corporation as Limited Partner dated October 7, 1993.(11)

      10.7       Amendment to partnership agreement dated September 21, 1988 between the Company and A.S.C. Development, Inc.(3)

      10.8       Equipment Sales Agreement between the Company and Phillips
                 Petroleum Company dated September 9, 1992.(8)

      10.9       License Agreement between the Company and Phillips Petroleum
                 Company dated September 8, 1992.(8)

                                              [Footnotes appear at end of index]


  EXHIBIT NO.                               DESCRIPTION                                PAGE
  -----------                               -----------                                ----
      10.10      Stock Purchase Warrant issued by the Company to Emanuel and
                 Company dated November 27, 1991 (similar warrant for 250,000 shares, dated March 3, 1992, also issued to Emanuel and
                 Company).(6)

      10.11      Form of Class D Warrant issued in connection with the 1992
                 Private Placement of 10% Unsecured Promissory Notes.(8)

      10.12      Form  of Class F Warrant issued in connection with the 1993
                 Private Placement of stock and warrants.(8)

      10.13 Stock Purchase Warrant issued by the Company to George Beyts and Stock Purchase Warrant issued by the Company to Mohammed
                 Manzur, each dated December 1, 1994.

      10.14      Unit Purchase Option dated September 1, 1992, between the
                 Company and D.H. Blair Investment Banking Corporation.(9)

      10.15      Consulting Agreement dated January 20, 1994, between the
                 Company and Liviakis Financial Communications, as amended as of May 13, 1994.(11)

      10.16      Letter Agreement dated March 3, 1993 between the Company and
                 First Flushing Securities, Inc. to pay warrant solicitation fee upon exercise of the Company's Class D, E and F Warrants.(11)

      10.17 Release, Settlement and Severance Agreement dated July 5, 1994 among the Company and its subsidiaries, Richard A. Fisher and Andrew J. MacGowan.(12)

      10.18      Stock Purchase Agreement between the Company and Conagher & Co.
                 Inc., dated July 8, 1994, and as amended November 15, 1994.(13)

      10.19      Stock Purchase Agreement between the Company and Conagher & Co.
                 Inc., dated August 26, 1994.(13)

      10.20      Amendment Stock Purchase Agreement between the Company and
                 Conagher & Co. Inc., dated September 16, 1994.(13)

      10.21 Severance Agreement between the Company and Richard A. Fisher dated September 30, 1994.(13)

      10.22      Key Employee Agreement dated October 13, 1994 between the
                 Company and Terry Lanning.

      10.23 Key Employee Agreement dated August 9, 1994 between the Company and James J. Palermo.

      10.24      Key Employee Agreement dated September 26, 1994 between the
                 Company and David Park.

                                              [Footnotes appear at end of index]


  EXHIBIT NO.                            DESCRIPTION                                                  PAGE
  -----------                            -----------                                                  ----
      10.25      Agreement for the Purchase and Sale of Common Stock dated
                 November 14, 1994 between the Selling Stockholders of McManis
                 Sports Associates, Inc. named therein and the Company.(14)

      10.26      Asset Purchase Agreement dated November 17, 1994 between the
                 Company and Time Sports, Inc.(14)

      10.27(a)   Conversion Agreement, Settlement and Release dated September
                 15, 1994 by and among the Company, Kuo Yu Chiang and Hinckley,
                 Allen & Snyder, as escrow agent.

      10.27(b)   Conversion Agreement, Settlement and Release dated September
                 15, 1994 by and among the Company, Li-Chiun Chiang and Hinckley, Allen & Snyder, as escrow agent.

      10.27(c)   Conversion Agreement dated September 15, 1994 by and among the
                 Company, Franklyn B. Neville and Hinckley, Allen & Snyder, as escrow agent.

      10.27(d) Conversion Agreement and Release dated December 30, 1994 by and among the Company, the holders of Original Preferred Stock named therein and Hinckley, Allen & Snyder, as escrow agent
                 (collated).

      10.28(a) Agreement for the Creation of a Voting Trust in Settlement of Claims and Liabilities dated February 13, 1995 by and among Allied-Asian Consolidated Limited, the Company, Conagher & Co.,
                 Inc., Pattinson Hayton, III, Richard A. Fisher and James J.
                 Palermo.

      10.28(b) Declaration of Trust "The Quadrax Preferred Stock Voting Trust" dated February 13, 1995 by and among Allied-Asian Consolidated
                 Limited and James J. Palermo, for the benefit of the Holders of the Common Stock of the Company.

      10.28(c)   Letter Agreement dated March 17, 1995 among the Company,
                 Allied-Asian Consolidated Limited, Conagher & Co., Inc.,
                 Pattinson Hayton, III, Richard A. Fisher and James J. Palermo.

      10.28(d)   Second Amendment to Agreement for the Creation of a Voting
                 Trust in Settlement of Claims and Liabilities Dated May 30,
                 1995, by and among Allied-Asian Consolidated Limited, the Company, Conagher & Co., Inc., Pattinson Hayton, III, Richard
                 A. Fisher and James J. Palermo (including Exhibits C and D thereto).*

      21.1       List of Subsidiary Corporations.

      28.1       Licensing Opportunity Summary - Quadrax Biaxial Thermoplastic
                 Prepreg for Structural Applications, prepared by Arthur D.
                 Little, Inc.(5)

- -----------------
* Filed herewith. All exhibits without footnote references were filed with the Annual Report on Form 10-KSB amended hereby, as initially filed on April 13, 1995.

1 Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-14275, filed May 19, 1987.

                                              [Footnotes continued on next page]

2 Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-14275, filed July 1, 1987.

3 Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 1, 1989.

4 Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1989.


5 Incorporated by reference from the Company's Registration Statement on Form S-2, File No. 33-40089, filed April 19, 1991.

6 Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form S-3, File No. 33-48998, filed June 24, 1991.

7 Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-3, File No. 33-48998, filed August 31, 1992.

8 Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-3, File No. 33-48998, filed September 23, 1992.

9 Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 3, 1993.

10 Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 33-66348 filed October 8, 1993.

11 Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 2, 1994.

12 Incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended July 3, 1994.

13 Incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

14 Incorporated by reference from the Company's Form 8-K dated as of November 14, 1994.