Form 10-Q
period 1995-06-30
QUADRAX CORP
filed 1995-08-14
CIK 814273

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.   20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ----------------------
Commission File Number:  0-16052
                        ---------

                             QUADRAX CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                               05-0420158
--------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


         300 High Point Avenue   Portsmouth, Rhode Island       02871
         --------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)

                                (401) 683-6600
         --------------------------------------------------------------
             (Registrant's telephone number, including area code)


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No
                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at August 8, 1995
         -----------------------            -----------------------------
         Common Stock, par value            16,350,243 shares
         $.000009 per share


                                        QUADRAX CORPORATION
                                   (A DEVELOPMENT STAGE COMPANY)


                                         INDEX TO FORM 10-Q


         PART I - FINANCIAL INFORMATION                                                       PAGE
             Item 1 - Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets at
                      June 30, 1995 and at December 31, 1994                                  3-4

                      Condensed Consolidated Statements of Operations
                      for the three and six months ended June 30, 1995 and
                      July 3, 1994 and the period from March 6, 1986
                      (date of incorporation) to June 30, 1995                                5

                      Condensed Consolidated Statements of Cash Flows
                      for the three and six months ended June 30, 1995 and
                      July 3, 1994 and the period from March 6, 1986
                      (date of incorporation) to June 30, 1995                                6-7

                      Notes to Condensed Consolidated Financial Statements                    8-10

             Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                           11-13




         PART II - OTHER INFORMATION


             Item 6 - Exhibits and Reports on Form 8-K                                        14

             Signatures                                                                       15

                                                     QUADRAX CORPORATION
                                                (A DEVELOPMENT STAGE COMPANY)

                                                 CONSOLIDATED BALANCE SHEETS

                                                           ASSETS

                                                                                     JUNE 30,                DECEMBER 31,
                                                                                       1995                      1994
                                                                                   ------------              ------------
             Current assets:
               Cash and cash equivalents                                           $  2,367,857              $    382,721
               Accounts receivable                                                      925,195                   224,180

               Inventories:
                 Raw materials                                                          401,273                 1,059,213
                 Work in process                                                        663,153                   212,573
                                                                                   ------------              ------------
                                                                                      1,064,426                 1,271,786
               Other current assets                                                     216,405                    81,756
                                                                                   ------------              ------------
                                             TOTAL CURRENT ASSETS                     4,573,883                 1,960,443
                                                                                   ------------              ------------

             Property and equipment, at cost:
               Machinery and equipment                                                4,497,850                 3,875,955
               Office equipment                                                         739,382                   689,944
               Leasehold improvements                                                 1,037,157                 1,035,513
                                                                                   ------------              ------------
                                                                                      6,274,389                 5,601,412
               Less accumulated depreciation and amortization                         3,230,625                 2,984,104
                                                                                   ------------              ------------
                                     NET PROPERTY AND EQUIPMENT                       3,043,764                 2,617,308
                                                                                   ------------              ------------

             Receivables from officers and employees                                     54,728                    54,728

             Non-competition agreement                                                  573,750                   641,250

             Goodwill                                                                   685,504                   709,142

             Other assets                                                               367,855                   507,855

             License agreement                                                          600,000                   600,000

             Patents, net of amortization                                               165,507                   169,437
                                                                                   ------------              ------------
                                                          TOTAL ASSETS             $ 10,064,991              $  7,260,163
                                                                                   ============              ============

                                                         See accompanying notes.


                                                  QUADRAX CORPORATION
                                             (A DEVELOPMENT STAGE COMPANY)

                                              CONSOLIDATED BALANCE SHEETS


                                         LIABILITIES AND STOCKHOLDERSG EQUITY


                                                                                       JUNE 30,                DECEMBER 31,
                                                                                         1995                      1994
                                                                                     ------------              ------------
             Current liabilities:
               Accounts payable                                                       $ 1,117,836              $  1,166,178
               Accrued expenses                                                           761,247                 1,547,986
               Notes payable to related party                                             660,000                   135,000
               Notes payable                                                              250,000                   310,000
                                                                                     ------------              ------------
                                         TOTAL CURRENT LIABILITIES                      2,789,083                 3,159,164

             Note payable to related party                                                540,000                   540,000
                                                                                     ------------              ------------
                                                 TOTAL LIABILITIES                      3,329,083                 3,699,164


             Stockholders' equity:
               Original convertible preferred stock                                             7                         7
               Class A convertible preferred stock                                      1,339,200                         0
               Common stock                                                                   131                        92
               Additional paid-in capital                                              54,270,816                48,356,319
               Deficit accumulated during development stage                           (47,008,195)              (44,090,478)
                                                                                     ------------              ------------
                                                                                        8,601,959                 4,265,940
               Less:
                 Treasury stock, at cost:                                                (993,009)                 (243,009)
                 Unearned compensation and deferred expenses                             (197,601)                 (123,932)
                 Note receivable for options                                             (675,441)                 (338,000)
                                                                                     ------------              ------------
                                        TOTAL STOCKHOLDERS' EQUITY                      6,735,908                 3,560,999

                                                                                     ------------              ------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 10,064,991              $  7,260,163
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

                                                        QUADRAX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                Cumulative
                                                                                                              March 6, 1986
                                                    Three months  Three months    Six months    Six months       (Date of
                                                        Ended         Ended         Ended         Ended      incorporation) to
                                                    June 30, 1995 July 3, 1994  June 30, 1995  July 3, 1994    June 30, 1995
                                                    ------------- ------------  -------------  ------------  -----------------
Revenue:
  Product sales                                     $  1,234,786   $   132,289  $ 2,309,429   $   206,336     $  7,635,231
  Interest income                                              0           208        8,995         2,215        1,400,357
  Other income                                                 0             0            0             0           68,408
                                                    ------------   -----------  -----------   -----------     ------------
                                    TOTAL REVENUE      1,234,786       132,497    2,318,424       208,551        9,103,996
                                                    ------------   -----------  -----------   -----------     ------------
Expenses:
  Cost of goods sold                                   1,043,208        14,246    1,757,628        41,258        3,657,268
  Research and development                               (24,833)      289,132      211,240       688,441       13,637,058
  Selling, general and administrative                  1,422,334       771,001    2,833,940     1,443,647       22,017,256
  Depreciation and amortization                          220,245       140,748      423,917       336,575        7,312,066
  Interest expense                                         5,025        28,611        9,415        32,850          459,554
  Loss on investment                                           0             0            0             0          165,350
  Non-recurring financing related expenses                     0             0            0     1,449,851        5,568,733
                                                    ------------   -----------  -----------   -----------     ------------
                                   TOTAL EXPENSES      2,665,979     1,243,738    5,236,140     3,992,622       52,817,285
                                                    ------------   -----------  -----------   -----------     ------------

  NET LOSS FROM CONTINUING OPERATIONS                 (1,431,193)   (1,111,241)  (2,917,716)   (3,784,071)     (43,713,289)

Discontinued operations:
  Net loss from discontinued operations                        0             0            0             0       (2,509,968)
  Loss on disposal of laser segment                            0             0            0             0         (579,848)
                                                    ------------   -----------  -----------   -----------     ------------
                                         NET LOSS   $ (1,431,193)  $(1,111,241) $(2,917,716)  $(3,784,071)    $(46,803,105)
                                                    ============   ===========  ===========   ===========     ============
                  NET LOSS PER COMMON SHARE (1)     $      (0.11)  $     (0.32) $     (0.25)  $     (1.05)
                                                    ============   ===========  ===========   ===========
                        WEIGHTED AVERAGE COMMON
                               SHARES OUTSTANDING   (113,008,872)    3,674,068   11,900,316     3,661,963
                                                    ============   ===========  ===========   ===========

  (1) Gives effect for all periods to a 1-for-10 reverse split effective July 20, 1994.


                                                       See accompanying notes.

                                                        QUADRAX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                                           Cumulative
                                                                                                          March 6, 1986
                                                                      Six Months        Six Months         (date of
                                                                         Ended            Ended        incorporation) to
                                                                     June 30, 1995     July 3, 1994       June 30, 1995
                                                                     -------------     ------------    -----------------
Cash flows from operating activities:
 Net loss                                                            $ (2,917,716)    $ (3,784,071)     $ (46,803,105)
  Adjustments to reconcile net income to net cash used
     in operating activities:
    Depreciation & amortization of fixed assets                           246,521          318,057          3,942,983
    Amortization of intangibles                                            95,065            3,741            771,341
    Amortization of unearned compensation                                       0           (7,473)         1,702,774
    Amortization of deferred expense                                       82,331           22,250            634,156
    Amortization of deferred debt expense                                       0                0            573,526
    Common stock issued for expenses                                      258,274        1,287,225          2,572,163
    Common stock issued for interest                                            0                0            132,236
    Common stock issued for financing related expenses                          0                0          2,028,607
    Loss on retirement of fixed assets                                          0                0             74,089
    Loss on disposal of laser segment                                           0                0            579,848
    Loss on investment                                                          0                0            176,900
    Cancellation of indebtedness                                                0           66,495            286,245
    Provision for loss contract                                                 0         (145,000)                 0
    Effect on cash flows of changes in assets and liabilities:
      Accounts receivable and other                                      (701,015)          65,060           (971,379)
      Inventories                                                         207,361          (48,131)          (727,676)
      Prepaid expenses and other assets                                  (134,649)          18,947           (171,993)
      Receivables/payables from related parties                          (225,000)               0           (185,343)
      Accounts payable                                                    (48,342)         428,041          1,040,025
      Accrued expenses                                                   (786,739)          30,038            716,247
      Non-current liabilities                                                   0           90,000                  0
                                                                     ------------     ------------      -------------
                Net cash used in operating activities                  (3,923,909)      (1,654,821)       (33,628,356)
                                                                     ------------     ------------      -------------
Cash flows from investing activities:
   Notes receivable - officers and employees                                    0                0            (90,783)
   Investments                                                                  0           11,550            148,100
   Capital expenditures, net                                             (672,977)        (255,685)        (7,083,913)
   Other intangible assets                                                      0          (15,182)          (874,492)
   Payments for businesses acquired                                       140,000                0           (260,029)
     net of cash acquired
                                                                     ------------     ------------      -------------
                Net cash provided by (used in) investing activities      (532,977)        (259,317)        (8,161,117)
                                                                     ------------     ------------      -------------
Cash flows from financing activities:
   Proceeds from exercise of common stock warrants, net                         0            2,400         13,550,571
   Proceeds from exercise of common stock options                          25,300                0             57,570
   Net proceeds from rights offering                                            0                0          2,684,217
   Sales of common stock                                                        0                0             98,762
   Issuance of preferred stock                                          1,339,200                0          1,339,212
   Net proceeds from initial public offering                                    0                0          4,740,022
   Net proceeds from sale of stock and warrants                         5,137,522                0         14,949,356
   Issuance of debt                                                             0        1,250,000          8,521,653
   Repayment of debt                                                      (60,000)               0         (1,609,031)
   Shares acquired for treasury stock                                           0                0           (175,000)
   Dividend payment on preferred stock (series A)                               0                0                 (2)
                                                                     ------------     ------------      -------------
                Net cash provided by financing activities               6,442,022        1,252,400         44,157,330
                                                                     ------------     ------------      -------------
Net increase (decrease) in cash and cash equivalents                    1,985,136         (661,738)     $   2,367,857
                                                                                                        =============
Cash and cash equivalents at beginning of period                          382,721          668,781
                                                                     ------------     ------------

Cash and cash equivalents at end of period                           $  2,367,857     $      7,043
                                                                     =============    ============

                                           See accompanying notes

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)


               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 1995 AND JULY 3, 1994


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


  1994:

      None.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1995 and the results of operations for the six and three months ended June 30, 1995 and July 3, 1994. The results of operations for the six and three month periods ended June 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB, as amended, for the year ended December 31, 1994.

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

2.   Notes Payable
     -------------

     The Company's note payable is a non-interest bearing note for $250,000 due regarding the acquisition of certain assets and liabilities of Time Sports, Inc., dba the Wimbledon division.

3.   Shareholders Equity
     -------------------

     The Company's capital shares are as follows:

     Original Convertible Preferred Stock, $.01 par value, 1,172 shares authorized at June 30, 1995 and December 31, 1994, 318 and 516 shares issued and outstanding at June 30, 1995 and December 31, 1994, respectively. During the six months ended June 30, 1995, 198 shares of the Original Convertible Preferred Stock were converted to 75,268 shares of Common Stock.

     Class A Convertible Preferred Stock, First Series, $10.00 par value, 300,000 shares and -0- shares authorized at June 30, 1995 and December 31, 1994, respectively, and 150,000 shares issued and outstanding at June 30, 1995. Subsequent to June 30, 1995, these shares were converted into 1,320,634 shares of common stock.

     Common Stock, $.000009 par value, 90,000,000 shares authorized at June 30, 1995 and December 31, 1994, 14,610,790 and 10,249,066 shares issued at
     June 30, 1995 and December 31, 1994, respectively and 14,289,985 and 9,928,261 shares outstanding at June 30, 1995 and December 31, 1994, respectively.

     On July 20, 1994, the Company amended its Certificate of Incorporation to provide for a 1 - for - 10 reverse stock split, effective July 20, 1994. All number of shares of Common Stock and related per share amounts in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect this reverse split.

4.   Changes in Control
     ------------------

     On February 13, 1995, the Company entered into an agreement with Pattinson Hayton, III, the Company's former Chairman, and two of his affiliated companies, Conagher & Co., Inc., a California corporation, Allied-Asian Consolidated Limited, a Hong Kong corporation, Richard A. Fisher, who preceded Mr. Hayton as the Company's Chairman of the Board, and who was also the Company's former Chief Executive Officer and General Counsel, and James J. Palermo, the Company's current Chairman of the Board and Chief Executive Officer. The details of this transaction have been described in the Company's Form 10-KSB for the fiscal year 1994 (See Changes in Control and Related Transactions and Note 10 to the Consolidated Financial Statements -- Changes in Control).

5.   Related Party Transactions
     --------------------------

     During the six months ended June 30, 1995, the Company's former Chief Executive Officer, Richard A. Fisher, exercised options covering 216,326 shares of the Company's common stock delivering notes therefore aggregating $337,441. These notes are payable with interest in five equal annual installments. In connection with the repurchasing of the voting control over the Company from Pattinson Hayton, III and his affiliated corporate entities (See Note 4 above), the Company assumed the obligation of Conagher & Co. to pay the former chief executive officer $750,000 for the convertible preferred stock which he had previously sold to Conagher & Co. These shares were transferred in trust for the benefit of the common stockholders. The note is payable in monthly installments of $75,000 plus interest, over a 10 month period commencing April 1995, provided that payments are not due if the Company does not have working capital of at least $500,000, and provided further that additional payments are due if the Company receives certain levels of additional equity financing. For the period ending June 30, 1995, the Company had paid $225,000 under this agreement. Subsequent to June 30, 1995, after paying an additional $75,000 to the former chief executive officer pursuant to this agreement, the Company agreed to amend this agreement as follows:

         1) The Company would issue 300,000 shares of new common stock to the former chief executive officer upon the effective date of a registration statement which was filed with the Securities and Exchange Commission in July 1995.

         2) The former chief executive officer suspended further payments from the Company on its notes payable of $450,000 due to related parties until such time as the registration statement becomes effective and the shares described in (1), above, can be sold.
              In addition, the lien placed on the original preferred stock was released, and the former chief executive surrendered his right to retake control of the board of directors in the event of the Company's delinquency in repaying the note.

         3) All shares issued in conversion of the notes payable are to be sold within a period of 150 days after the registration statement becomes effective. If the net proceeds realized on the sale of the common stock to be issued to the former chief executive officer are less in total than $450,000, the Company agreed to pay any deficiency in cash. Conversely, if the net proceeds realized exceed $450,000, the excess will be rebated to the Company.

     Also during the period ended June 30, 1995, the Company's former Chief Executive Officer, Richard A. Fisher's consulting agreement dated September 30, 1994 was amended to reflect an increase in consulting fees to $12,500 per month and to issue him an additional 100,000 shares of common stock, in recognition of the substantial additional efforts expended and to be expended by Mr. Fisher on the Company's business.

6.   Earnings Per Share
     ------------------

     For the fiscal periods ending June 30, 1995 and July 3, 1994, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.

      ITEM II

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Results of Operations for Quarter Ended June 30, 1995 as compared to Quarter
  ----------------------------------------------------------------------------
  Ended July 3, 1994
  ------------------

      The Company is a development stage company. The Company's net loss from operations for the quarter ended June 30, 1995 ("1995 second quarter") of approximately $1,416,000 was $304,000 more than its net loss from operations of $1,111,000 for the quarter ended July 3, 1994 ("1994 second quarter"). This increase was primarily the result of additional selling, general and administrative costs incurred with the acquisition of the Wimbledon and McManis sporting goods divisions acquired in November, 1994.

      Total revenue recognized during the 1995 second quarter was $1,235,000 compared to $132,000 in the 1994 second quarter. This increase of $1,103,000 or 836 percent from the 1994 second quarter results from the Company shipping product to its defense related customers in the approximate amount of $1,009,000. Additionally, $147,000 of Wimbledon related products were sold in the 1995 second quarter .

      Costs of goods sold for the second quarter of 1995 of $1,043,000 reflect costs associated with the defense and consumer products which the Company shipped in the 1995 second quarter. The cost of goods sold for the 1994 second quarter was negligible.

      Research and development expenses were a credit of $25,000 in the 1995 second quarter, a decrease of $314,000 as compared to $289,000 in the 1994 second quarter. The reason for this decrease is that the Company changed its policy of accounting for new product development during this quarter. Rather than expense all product development costs as incurred, the Company is capitalizing these costs until the product begins shipments and then the capitalized costs are amortized over a three year period.

      Selling, general and administrative expenses increased by $651,000 to $1,422,000 in the 1995 second quarter. The reasons for this increase are as follows:

         1) The Company's general sales and marketing costs increased $281,000 in the 1995 second quarter and these expenditures were monies the Company used for its McManis and Wimbledon divisions, which it acquired in November, 1994.

         2) The Company's general and administrative costs increased $370,000. The reasons are four fold; first, payroll costs increased $129,000 in the 1995 second quarter; two, professional and consulting costs increased $99,000; three, travel costs increased $120,000; and four, shareholder communications and Board of Director costs increased $65,000.


      Depreciation and amortization expense increased by $80,000 to $204,000 in the second quarter of 1995 due to amortization of a non-competition agreement with the Company's former chief executive officer, $34,000, and amortization of deferred expenses of $46,000.

      Interest expense for the second quarter of 1995 was $5,000, while in 1994 it was $29,000, a decrease of $24,000. The reason for this decrease was the Applied Laser Systems (ALS) financing debt which was entered into during the 1994 second quarter.

Results of Operations for the Six Months Ended June 30, 1995 as compared to the
-------------------------------------------------------------------------------
Six Months Ended July 3, 1994
-----------------------------

      The Company's net loss from operations for the six months ended June 30, 1995 ("1995 first half") of approximately $2,902,000 was approximately $882,000 less than its net loss from operations of approximately $3,784,000 for the six months ended July 3, 1994 ("1994 first half"). This decrease is a combination of costs, $1,450,000, associated with the proposed acquisition of the Company incurred in 1994 by ALS along with higher selling, general and administrative costs incurred with the acquisition of the Wimbledon and McManis sporting goods divisions acquired in November, 1994.

      Total revenue recognized during the 1995 first half was $2,309,000 compared to $206,000 in the 1994 first half. This increase of $2,103,000 or 1,121 percent from the 1994 first half results from the Company shipping product to its defense related customers in the approximate amount of $1,728,000. Additionally, $328,000 of Wimbledon related products and $122,000 of McManis products were sold in the 1995 first half .

      Costs of goods sold for the first half of 1995 of $1,758,000 reflect costs associated with the defense and consumer products which the Company shipped in the 1995 first half. The cost of goods sold for the 1994 first half was negligible.

      Research and development expenses were $211,000 in the 1995 first half, a decrease of $477,000 as compared to $688,000 in the 1994 first half. The reason for this decrease is that the Company changed its policy of accounting for new product development during this period. Rather than expense all product development costs as incurred, the Company is capitalizing these costs until the product begins shipments and then the capitalized costs are amortized over a three year period.

      Selling, general and administrative expenses increased by $1,390,000 to $2,834,000 in the 1995 first half. The primary reasons for this increase are as follows:

         1) The Company's general sales and marketing costs increased $882,000 in the 1995 first half and these expenditures were monies the Company used for its McManis and Wimbledon divisions, which it acquired in November, 1994.

         2) The Company's general and administrative costs increased $508,000. The reasons are four fold; first, payroll costs increased $189,000 in the 1995 first half; two, professional and consulting costs increased $138,000; three, travel costs increased $172,000; and four, shareholder communications and Board of Director costs increased $85,000.

      Depreciation and amortization expense increased by $87,000 to $424,000 in the first half of 1995, primarily due to amortization of a non-competition agreement with the Company's former chief executive officer, in the amount of $67,000.

      Interest expense for the first half of 1995 was $9,000, while in 1994 it was $33,000, a decrease of $24,000. The reason for this decrease was the ALS financing debt which was paid in September, 1994.

  Financial Position, Liquidity and Capital Resources
  ---------------------------------------------------

      The Company's working capital at June 30, 1995, increased approximately $2,984,000 from December 31, 1994, due to the Company's successful efforts to raise money from outside third party sources and the additional sales the Company has generated during the 1995 first half. At June 30, 1995, the Company had working capital of approximately $1,785,000 as compared to a working capital deficit of $1,199,000 at December 31, 1994. The Company is continuing to pursue the goal of changing its strategic objective to becoming a vertically integrated supplier to OEMGs and end users of consumer products and components manufactured from its proprietary materials systems.

      Cash provided by financing activities during the first six months of 1995 totaled approximately $6,442,000 compared to $1,252,000 during the same period of 1994. The primary source of these funds in 1995 was $6,477,000 from sales of common stock and convertible preferred stock to outside third parties. The 1994 financing monies raised were attributable to monies advanced by Applied Laser Systems which was subsequently discharged by Conagher & Co., Inc. for the benefit of the Company.

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


PART II - OTHER INFORMATION



             Item 6 - Exhibits and Reports on Form 8-K

                      (a)  Exhibits

                           27.1   Financial Data Schedule
                                  (Electronic Filing Only)


                      (b)  Reports on Form 8-K

        None since Form 10-KSB for fiscal year ended December 31, 1994.

                              QUADRAX CORPORATION


                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUADRAX CORPORATION
                                       -------------------
                                           (Registrant)





    August 14, 1995                           /s/ James J. Palermo
--------------------------------       -----------------------------------------
       (Date)                          James J. Palermo, Chairman and
                                       Chief Executive Officer



    August 14, 1995                          /s/ Edward A. Stoltenberg
--------------------------------       ----------------------------------------
       (Date)                          Edward A. Stoltenberg, Chief Financial
                                       Officer and Principal Accounting Officer

                                 EXHIBIT INDEX


                                                                                       Sequentially
Exhibit                                                                                Numbered
Number               Description                                                       Page
------               -----------                                                       ----
  27.1               Financial Data Schedule
                     (Electronic Filing Only)