Form 10-Q
period 1995-09-30
QUADRAX CORP
filed 1995-11-17
CIK 814273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to ______________

                         Commission File Number: 0-16052


                               Quadrax Corporation
             (Exact name of registrant as specified in its charter)

                Delaware                                     05-0420158
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                 Number)

           300 High Point Avenue Portsmouth, Rhode Island    02871
              (Address of principal executive offices)     (Zip Code)

                                 (401) 683-6600
              (Registrant's telephone number, including area code)

        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at October 31, 1995
   -----------------------                     -------------------------------
   Common Stock, par value                                   16,462,084 shares
   $.000009 per share

                              QUADRAX CORPORATION

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                         PAGE

          Item 1 -   Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets at September 30,             3-4
                     1995 and at December 31, 1994

                     Condensed Consolidated Statements of Operations for the             5
                     three months and nine months ended September 30, 1995,
                     and September 30, 1994

                     Condensed Consolidated Statements of Cash Flows for the            6-7
                     nine months ended September 30, 1995, and September
                     30, 1994

                     Notes to Condensed Consolidated Financial Statements               8-11

          Item 2 -   Management's Discussion and Analysis of Financial                 12-14
                     Condition and Results of Operations

PART II - OTHER INFORMATION

          Item 6 -   Exhibits and Reports on Form 8-K                                    15

                     Signatures                                                          16

                              QUADRAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1995            1994
                                                        -------------   ------------
Current assets:
 Cash and cash equivalents                               $1,146,248      $  382,721

 Accounts receivable                                      1,048,786         224,180

 Inventories:
  Raw materials                                             316,344       1,059,213
  Work in process                                           732,281         212,573
                                                         ----------      ----------
                                                          1,048,625       1,271,786
 Other current assets                                       211,870          81,756
                                                         ----------      ----------
              TOTAL CURRENT ASSETS                        3,455,529       1,960,443
                                                         ----------      ----------

Property and equipment, at cost:

 Machinery and equipment                                  4,117,905       3,875,955
 Office equipment                                           820,401         689,944
 Leasehold improvements                                   1,038,075       1,035,513
                                                         ----------      ----------
                                                          5,976,381       5,601,412
 Less accumulated depreciation and amortization           2,808,529       2,984,104
                                                         ----------      ----------
              NET PROPERTY AND EQUIPMENT                  3,167,852       2,617,308
                                                         ----------      ----------

Receivables from officers and employees (Note 6)              - 0 -          54,728

Non-competition agreement (Note 6)                            - 0 -         641,250

Goodwill (Note 6)                                             - 0 -         709,142

Other assets                                                367,855         507,855

Wimbledon license agreement, net of amortization            566,667         600,000

Patents, net of amortization                                163,543         169,437
                                                         ----------      ----------
              TOTAL ASSETS                               $7,721,446      $7,260,163
                                                         ==========      ==========

                             See accompanying notes.

                               QUADRAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1995            1994
                                                        -------------   ------------
Current liabilities:
  Accounts payable                                      $  1,075,955    $  1,166,178
  Accrued expenses (Note 6)                                1,589,738       1,547,986
  Current maturities of capital lease obligations             26,382           - 0 -
  Notes payable to related party                             150,000         135,000
  Notes payable                                              250,000         310,000
                                                        ------------    ------------
                      TOTAL CURRENT LIABILITIES            3,092,075       3,159,164
Long-term capital lease obligations                           64,952           - 0 -

Note payable to related party                                  - 0 -         540,000
                                                        ------------    ------------
                      TOTAL LIABILITIES                    3,157,027       3,699,164
                                                        ------------    ------------
Stockholders' equity:
  Original convertible preferred stock                             7               7
  Class A convertible preferred stock                          - 0 -               0
  Common stock                                                   167              92
  Additional paid-in capital                              57,046,598      48,356,319
  Retained earnings (deficit)                            (51,126,451)    (44,090,478)
                                                        ------------    ------------
                                                           5,920,321       4,265,940
  Less:
     Treasury stock, at cost:                               (993,009)       (243,009)
     Unearned compensation and deferred expenses            (362,893)       (123,932)
     Note receivable for options (Note 6)                      - 0 -        (338,000)
                      TOTAL STOCKHOLDERS' EQUITY           4,564,419       3,560,999
                                                        ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  7,721,446    $  7,260,163
                                                        ============    ============

                             See accompanying notes.

                               QUADRAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three months         Three months           Nine months            Nine months
                                                     Ended                 Ended                 Ended                  Ended
                                               September 30, 1995    September 30, 1994    September 30, 1995     September 30, 1994
                                               ------------------    ------------------    ------------------     ------------------
Revenue:
     Product sales                                $  1,160,994                 - 0 -           $  3,470,059           $    73,300
     Evaluation and testing                              - 0 -               291,000                  - 0 -               424,036
     Interest income                                     9,941                   101                 19,301                 2,316
     Other income                                        - 0 -                21,230                  - 0 -                21,230
                                                  ------------           -----------           ------------           -----------

                         TOTAL REVENUE               1,170,935               312,331              3,489,360               520,882
                                                  ------------           -----------           ------------           -----------

Expenses:

     Cost of goods sold                                768,596                     0              2,526,224                41,258
     Research and development                          215,640               471,279                426,881             1,159,720
     Selling, general and administrative             1,517,521             1,478,036              4,351,460             2,921,683
     Depreciation and amortization                     183,956               371,956                607,873               708,531
     Interest expense                                    3,482               171,701                 12,895               204,551
     Financing related expenses                          - 0 -                (5,491)                 - 0 -             1,444,360
     Reserve for restructuring costs                 2,600,000                 - 0 -              2,600,000                 - 0 -
                                                  ------------           -----------           ------------           -----------

                        TOTAL EXPENSES               5,289,195             2,487,481             10,525,333             6,480,103
                                                  ------------           -----------           ------------           -----------

                              NET LOSS            $ (4,118,260)          $(2,175,150)          $ (7,035,973)          $(5,959,221)
                                                  ============           ===========           ============           ===========

          NET LOSS PER COMMON SHARE (1)           $      (0.29)          $     (0.40)          $      (0.53)          $     (1.40)
                                                  ============           ===========           ============           ===========

               WEIGHTED AVERAGE COMMON
                 SHARES OUTSTANDING (1)             14,189,979             5,399,588             13,392,893             4,241,171
                                                  ============           ===========           ============           ===========


     (1) Gives effect for all periods to a 1-for-10 reverse split effective July 20, 1994. See Note 6.


                                                         See accompanying notes.

                               QUADRAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                   Nine Months          Nine Months
                                                                                     Ended                 Ended
                                                                               September 30, 1995    September 30, 1994
                                                                               ------------------    ------------------
Cash flows from operating activities:

 Net loss                                                                          $(7,035,973)          $(5,959,221)
     Adjustments to reconcile net income to net cash used
        in operating activities:
        Depreciation & amortization of fixed assets                                    537,660               708,531
        Amortization of intangibles                                                     62,865                 - 0 -
        Amortization of unearned compensation                                           61,070                 - 0 -
        Amortization of deferred expense                                               191,430               189,152
        Common stock issued for expenses                                               529,864               812,447
        Write-off of goodwill                                                          685,504                 - 0 -
        Cancellation of indebtedness                                                     - 0 -               107,342
        Effect on cash flows of changes in assets and liabilities:
            Accounts receivable                                                       (824,606)               29,623
            Inventories                                                                223,161               (20,746)
            Prepaid expenses and other assets                                         (130,114)              (38,260)
            Receivables/payables from related parties                                 (300,000)           (1,420,000)
            Accounts payable                                                           (90,223)               67,448
            Accrued expenses                                                            68,134               494,446
            Non-current liabilities                                                      - 0 -               348,995

                                                                                   -----------           -----------
                      Net cash used in operating activities                         (6,021,228)           (4,680,243)
                                                                                   -----------           -----------

Cash flows from investing activities:
      Notes receivable - officers and employees                                         54,728                 - 0 -
      Capital expenditures, net                                                       (374,969)             (366,781)
      Other intangible assets                                                            - 0 -                (9,570)
      Payments for businesses acquired
        net of cash acquired                                                           140,000                 - 0 -

                                                                                   -----------           -----------
                      Net cash provided by (used in) investing activities             (180,241)             (376,351)
                                                                                   -----------           -----------

Cash flows from financing activities:
     Proceeds from exercise of common stock options                                     25,300                 - 0 -
     Buy back of original preferred stock                                                - 0 -                    (3)
     Sales of common stock                                                           5,569,162             4,806,998
     Issuance of preferred stock                                                     1,339,200                 - 0 -
     Issuance of debt                                                                   91,334             1,777,001
     Repayment of debt                                                                 (60,000)           (1,250,000)

                                                                                   -----------           -----------
                      Net cash provided by financing activities                      6,964,996             5,333,996
                                                                                   -----------           -----------

Net increase in cash and cash equivalents                                              763,527               277,402

Cash and cash equivalents at beginning of period                                       382,721               668,781
                                                                                   -----------           -----------


Cash and cash equivalents at end of period                                         $ 1,146,248           $   946,183
                                                                                   ===========           ===========


                                                          See accompanying notes

                               QUADRAX CORPORATION

                            FOR THE NINE MONTHS ENDED

                    SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

                                   (UNAUDITED)

SUPPLEMENTAL SCHEDULE OF SIGNIFICANT NON-CASH TRANSACTIONS:

1995:

     The Company assumed $750,000 of debt due its former Chairman from Conagher & Co., Inc. (See Note 4) , for Conagher's purchase of the original preferred stock in 1994.

1994:

     The Company issued common stock to Applied Laser Systems, Inc. to reduce principal indebtedness and accrued interest totaling $958,094.

                               QUADRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed consolidated financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1995 and the results of operations for the nine and three months ended September 30, 1995 and September 30, 1994. The results of operations for the nine and three month periods ended September 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB, as amended, for the year ended December 31, 1994.

     The Company converted its fiscal year, effective December 31, 1994, from a 52-53 week period ending on the Sunday closest to December 31 to a calendar year ending December 31. By accounting for its activities on a 52-53 week period in prior years, its fiscal year end and the fiscal quarters did not necessarily fall on the respective month-ends for each fiscal quarter. All references to years in these notes to Condensed Consolidated Financial Statements represent fiscal years unless otherwise noted.

2.   Notes Payable

     The Company's note payable is a non-interest bearing note for $250,000 due regarding the acquisition of certain assets and liabilities of Time Sports, Inc., dba the Wimbledon division.

3.   Shareholders Equity

     The Company's capital shares are as follows:

     Original Convertible Preferred Stock, $.01 par value, 1,172 shares authorized at September 30, 1995 and December 31, 1994, 318 and 516 shares issued and outstanding at September 30, 1995 and December 31, 1994, respectively. During the nine months ended September 30, 1995, 198 shares of the Original Convertible Preferred Stock were converted to 75,268 shares of Common Stock.

     Class A Convertible Preferred Stock, First Series, $10.00 par value, 300,000 shares and -0- shares authorized at September 30, 1995 and December 31, 1994, respectively, and -0- shares issued and outstanding at September 30, 1995 and December 31, 1994. During the three month period ending September 30, 1995, 150,000 shares of Class A Convertible Preferred Stock were converted into 1,489,946 shares of Common Stock.

     Common Stock, $.000009 par value, 90,000,000 shares authorized at September 30, 1995 and December 31, 1994, 16,876,048 and 10,249,066 shares issued at
     September 30, 1995 and December 31, 1994, respectively and 16,362,084 and 9,928,261 shares outstanding at September 30, 1995 and December 31, 1994, respectively.

         On July 20, 1994, the Company amended its Certificate of Incorporation to provide for a 1-for-10 reverse stock split, effective July 20, 1994. All data regarding numbers of shares of Common Stock and related per share amounts in the accompanying and notes thereto have been adjusted to reflect this reverse split.

4.       Changes in  Control

         On February 13, 1995, the Company entered into an agreement with Pattinson Hayton, III, the Company's former Chairman, and two of his affiliated companies, Conagher & Co., Inc., a California corporation, Allied-Asian Consolidated Limited, a Hong Kong corporation, Richard A. Fisher, who preceded Mr. Hayton as the Company's Chairman of the Board, and who was also the Company's former Chief Executive Office and General Counsel, and James J. Palermo, the Company's current Chairman of the Board and Chief Executive Officer. The details of this transaction have been described in the Company's Form 10-KSB for the fiscal year 1994 (See Changes in Control and Related Transactions and Note 10 to the Consolidated Financial Statements -- Changes in Control).

5.       Related Party Transactions

         During the nine months ended September 30, 1995, the Company's former Chief Executive Officer, Richard A. Fisher, exercised options covering 216,326 shares of the Company's common stock by delivering notes therefore aggregating $336,441. These notes are payable with interest in five equal annual installments.

         In connection with the sale of certain securities transferring control of the Company from Pattinson Hayton, III and his affiliated corporate entities (See Note 4 above), the Company assumed the obligation of Conagher & Co. under a promissory note to pay Mr. Fisher $750,000 for convertible preferred stock which he had previously sold to Conagher & Co. The convertible preferred stock was transferred in trust for the benefit of the common stockholders. The note is payable in monthly installments of $75,000 plus interest, over a 10 month period commencing April 1995, provided that payments are not due if the Company does not have working capital of at least $500,000, and provided further that additional payments are due if the Company receives certain levels of additional equity financing. For the period ending September 30, 1995, the Company had paid $300,000 under this agreement. In July, 1995 the Company agreed to amend this agreement as follows:

           1) The Company would issue 275,000 shares of new common stock to Mr. Fisher upon the effective date of a registration statement which was filed with the Securities and Exchange Commission in July 1995. These shares would be covered by the registration statement.

           2) Mr. Fisher agreed that the Company could suspend further payments on its note payable of $450,000 until such time as the registration statement becomes effective and the common shares described in (1), above, can be sold. In addition, the lien placed on the original preferred stock was released, and Mr. Fisher surrendered his right to retake control of the board of directors in the event of the Company's delinquency in repaying the note. Subsequent to September 30, 1995, and in recognition of delays in the effective date of the registration statement, the Company paid an additional $150,000 plus all interest in arrears on this agreement for a total of $182,000 to Mr. Fisher.

           3) All of the common shares described in (1) are to be sold within a period of 150 days after the registration statement becomes effective. If the net proceeds realized on the sale of the common stock to be issued to Mr. Fisher are less in total than $300,000, the Company agreed to pay any deficiency in cash. Conversely, if the net proceeds realized exceed $300,000, the excess will be rebated to the Company.

         Also during the nine months ended September 30, 1995, Mr. Fisher's consulting agreement with the Company dated September 30, 1994 was amended to reflect an increase in consulting fees to $12,500 per month and on agreement to issue him an additional 100,000 shares of common stock.

6.       Reserve for Restructuring Costs

         After amending the preferred stock repurchase agreement in the period ending September 30, 1995, the Company determined that its long-term objectives did not require the services of its former chairman and chief executive officer, Richard A. Fisher, and other executives. Additionally, it was determined that certain intangibles acquired in the McManis Sports acquisition in 1994 should be revalued as of September 30, 1995. Therefore in connection with this determination, all such liabilities to Mr. Fisher and other executives reflected in the books and records of the Company as of September 30, 1995 were reserved for. The total amount reserved for at September 30, 1995 was $2,600,000 and consists of the following:

            1)       A consulting agreement for Mr. Fisher's
                     services from July 1, 1995 to December
                     31, 1996 along with the related employee
                     benefits, the issuance of 100,000 shares
                     of common stock, and interest paid in
                     arrears to Mr. Fisher pursuant to acquisition
                     of the Company's original preferred stock
                     (See Note 5 above).                              $  482,000

            2)       Write-off of unamortized portion of
                     Mr. Fisher's non-competition agreement
                     from July 1, 1995 to September 30, 1999             575,000

            3)       Expenses and other costs incurred or to
                     be incurred in terminating company executives
                     and the Company's relationship with its
                     investor relations consultant.                      608,000

            4)       Write-off of unamortized costs and related
                     expenses for CMI machinery and equipment
                     initially capitalized in 1989.                      250,000

            5)       Write-off of unamortized portion of goodwill
                     associated with acquisition of McManis Sports
                     Associates                                          685,000
                                                                      ----------
                                         Total Restructuring Costs    $2,600,000
                                                                      ==========

         Additionally, the Company for financial statement purposes offset the notes receivable for exercise of stock options due from its former Chairman and Chief Executive Officer, Richard A. Fisher, in the approximate amount of $675,000 against the notes payable due him for a covenant not to compete in the same approximate amount of $675,000. The details of the original transaction have been described in the Company's Form 10-KSB as amended for fiscal year 1994.

7.       Earnings Per Share

         For the fiscal periods ending September 30, 1995 and 1994, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents were not taken into account in this computation because the impact would have been anti-dilutive.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations for Quarter Ended September 30, 1995

                as compared to Quarter Ended September 30, 1994

The Company's net loss from operations for the quarter ended September 30, 1995 ("1995 Third Quarter") of approximately $4,115,000 was $1,940,000 more than its net loss from operations of $2,175,000 for the quarter ended September 30, 1994 ("1994 Third Quarter"). This increase is the result of the Company setting up a reserve for restructuring costs for expenses that were incurred in the 1995 Third Quarter and will be incurred in future periods (see Note 6 to the September 30, 1995 Condensed Consolidated Financial Statements).

Total revenue recognized during the 1995 Third Quarter was $1,171,000 compared to $312,000 in the 1994 Third Quarter. This increase of $859,000 or 275 percent from the 1994 Third Quarter results from the Company shipping additional product to its defense related customers in the approximate amount of $600,000. Additionally, $364,000 of tennis and golf products were sold in the 1995 Third Quarter. The Company does not now expect to earn significant revenues from sales to defense related customers in periods subsequent to fiscal 1995.

Costs of goods sold for the Third Quarter of 1995 of $769,000 reflect costs associated with the defense and consumer products which the Company shipped in the 1995 Third Quarter. The cost of goods sold for the 1994 Third Quarter was negligible because the Company had no product revenues.

Research and development costs decreased approximately $256,000 in the 1995 Third Quarter from the comparable period in 1994. The reason for this decrease is that the Company is no longer a development stage company and as such is amortizing its product development costs, primarily molds, over a three year period rather than expensing these costs as incurred.

Selling general and administrative costs increased $39,000, from $1,478,000 in the 1994 Third Quarter to $1,517,000 in the 1995 Third Quarter.

Depreciation and amortization expense decreased approximately $188,000 in the 1995 Third Quarter from $372,000 to $184,000. The primary reason for this decrease is that the Company wrote off approximately $188,000 worth of fixed assets in the 1994 Third Quarter which were determined to be no longer usable.

Interest expense in the 1995 Third Quarter decreased $168,000 to approximately $3,000. The reason for this decrease was twofold; one, the indebtedness the Company incurred in unwinding the proposed Applied Laser Systems transaction in 1994, and two the interest incurred when the Company issued subordinated debentures pursuant to Regulation D during the 1994 Third Quarter.

The fluctuation of $5,000 between the 1995 and 1994 Third Quarters for financing related expenses is negligible.

Expenses related to restructuring costs increased $2,600,000, from $-0- in the 1994 Third Quarter to $2,600,000 in the 1995 Third Quarter. The Company established this reserve after evaluating the carrying value of its assets and determining that certain of its intangibles, in particular goodwill associated with the acquisition of McManis Sports Associates, were overvalued. The Company further decided that it would not use the services of its former Chairman and Chief Executive Officer, Richard Fisher, in future periods. Thus, in order not to penalize future financial results for past decisions, the Company has expensed in the 1995 Third Quarter, all future costs it is potentially obligated to pay to Mr. Fisher.

       Results of Operations for the Nine Months Ended September 30, 1995

            as compared to the Nine Months Ended September 30, 1994

The Company's net loss from operations for the nine months ended September 30, 1995 ("1995 Nine Month Period") of approximately $7,036,000 was approximately $1,077,000 greater than its net loss from operations of approximately $5,959,000 for the nine months ended September 30, 1994 ("1994 Nine Month Period"). This increase is the result of the Company setting up a reserve for expenses that were incurred in the 1995 Third Quarter and will be incurred in future periods (see Note 6, Reserve for Restructuring Costs, to the Condensed Consolidated Financial Statements).

Total revenue recognized during the 1995 Nine Month Period was $3,489,000 compared to $521,000 in the 1994 Nine Month Period. This increase of $2,968,000 or 570 percent from the 1994 Nine Month Period results from the Company shipping product to its defense related customers in the amount of $1,947,000. An additional $814,000 of Wimbledon and McManis products were sold in the 1995 Nine Month Period.

Costs of goods sold for the 1995 Nine Month Period of $2,526,000 reflect costs associated with the defense and consumer products which the Company shipped in the 1995 Period. The cost of goods sold for the 1994 Period was negligible.

Research and development costs decreased $733,000, from $1,160,000 in the 1994 Nine Month Period to approximately $427,000 in the 1995 Nine Month period. The reason for this decrease is that the Company is no longer a development stage company and as such is amortizing its product development costs, primarily molds, over a three year period rather than expensing these costs as incurred.

During the 1995 Nine Month Period, the Company's selling general and administrative costs were $4,351,000, an increase of approximately $1,430,000 from $2,922,000 in the 1994 Nine Month Period. The principal reason for this increase is the monies the Company expended for its McManis Sports Associates division, $583,000 and its Wimbledon division, $770,000, which were acquired in November, 1994.

Depreciation and amortization expense decreased $101,000 from $709,000 in the 1994 Nine Month Period to $608,000 in the 1995 Nine Month Period. The principal reason for this is that the Company wrote off approximately $190,000 worth of fixed assets in the 1994 Nine Month period. This decrease was offset by increased amortization of intangibles in 1995 of the

Wimbledon trademark license, $34,000, and the Richard Fisher covenant not to compete, $68,000 (see Note 6 to the Condensed Consolidated Financial Statements).

Interest expense decreased $192,000 in the 1995 Nine Month Period to $13,000 from $205,000 in the 1994 Nine Month Period. The reason for this decrease was the interest paid by the Company in 1994 relating to the Applied Laser Systems indebtedness and interest paid to Holders of subordinated debentures issued by the Company in 1994 pursuant to Regulation D.

Financing related expenses decreased approximately $1,444,000, in the 1995 Nine Month Period to negligible amounts from $1,444,000 in the 1994 Nine Month Period. The reason for this fluctuation is the termination of the Applied Laser Systems agreement whereby the Company was to be acquired by Applied Laser Systems in the Spring of 1994. The costs associated with this termination are professional consultant fees such as legal services and stock issued by the Company to its investor relations consultant in lieu of fees.

              Financial Position, Liquidity and Capital Resources

The Company's working capital at September 30, 1995, was $363,000, an increase of approximately $1,562,000 from December 31, 1994 where working capital was a deficit of $1,199,000. This increase was due to the Company's successful efforts to raise money from outside third party sources and the additional sales the Company has generated during the first nine months of fiscal 1995. The Company is continuing to pursue the goal of changing its strategic objective to becoming a vertically integrated supplier to OEM's and end users of consumer products and components manufactured from its proprietary materials systems.

Cash provided by financing activities during the first nine months of 1995 totaled approximately $6,965,000 compared to $5,334,000 during the same period of 1994. The primary source of these funds in 1995 was $6,908,000 from sales of common stock and convertible preferred stock to outside third parties. The 1994 financing monies raised were attributable to monies advanced by Applied Laser Systems. This indebtedness was subsequently discharged by Conagher & Co., Inc. for the benefit of the Company.

The Company received a going concern qualification from its outside independent auditors on its 1994 audited financial statements. While the Company believes it has made and will continue to make substantial progress towards achieving profitability, the results to date have not yet been sufficient to negate the auditors' qualifications. The Company's management is of the opinion that it will be able to continue to raise money from outside third party sources in sufficient amounts to support its operations until the time that the forecasted revenues for future periods materialize from programs in which the Company is involved and are sufficient to support the Company's operations. There is no assurance that the Company's efforts to raise money will be successful or that the forecasts will be achieved. There will usually be differences between the forecast and actual results because events and circumstances frequently do not occur as expected and those differences may be material. It is difficult for the Company to predict accurately the amount of revenues that will be generated, the amount of expenses that will be required by its operations or its ability to raise additional capital.

                              QUADRAX CORPORATION


PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      None




              (b) Reports on Form 8-K filed since August 14, 1995, the date of the Company's Form 10Q for its second quarter.

                      None

                               QUADRAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   QUADRAX CORPORATION
                                          --------------------------------------
                                                      (Registrant)




          November 16, 1995               /s/ James J. Palermo
-------------------------------------     --------------------------------------
               (Date)                     James J. Palermo, President and
                                          Chief Executive Officer




          November 16, 1995               /s/ Edward A. Stoltenberg
-------------------------------------     --------------------------------------
               (Date)                     Edward A. Stoltenberg,
                                          Chief Financial Officer and
                                          Principal Accounting Officer