Form 10KSB/A
period 1994-12-31
QUADRAX CORP
filed 1996-01-17
CIK 814273

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FORM 10-KSB/A
                                AMENDMENT NO. 3
(Mark one)

/x/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1994

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from ____________ to _________________

                        Commission File Number:  0-16052
                              QUADRAX CORPORATION
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                            05-0420158
  (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

      300 HIGH POINT AVENUE                                       02871
    PORTSMOUTH, RHODE ISLAND                                    (Zip Code)
      (Address of Principal
       Executive Offices)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in the issuer's definitive proxy statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

     State issuer's revenues for its most recent fiscal year.  $860,419
                                                               --------

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

     Transitional Business Disclosure Format (check one):  Yes     No X
                                                              ---    ---

================================================================================

     QUADRAX is a registered trademark of Quadrax Corporation, and CONQUEROR, QUADRAX AXIAL TAPE, QUADRAX BIAXIAL TAPE and QUADRAX COMPOSITES are trademarks of Quadrax Corporation. This Annual Report on Form 10-KSB also includes the trademarks of companies other Quadrax Corporation.


                           ----------------------

     Except as otherwise noted, all information in this Annual Report on Form 10-KSB has been adjusted to reflect, on a pro forma basis, a one-for-ten reverse stock split of Quadrax Corporation's Common Stock effected as of July 20, 1994.

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

     In September 1994, Conagher satisfied its obligations under the July Promissory Note by paying to the Company an aggregate of $1,742,675 and by arranging for the discharge of notes payable and accrued interest by the Company to ALS in the amount of $1,257,325. Conagher also made aggregate payments of approximately $3,500,000 in connection with the August Promissory Note. The remaining balance of approximately $1,000,000, which was due and owing as of January 31, 1995, was not paid by Conagher.

     In connection with Conagher's failure to pay the balance due on the August Promissory Note, the Company entered into negotiations which led to a Settlement Agreement dated February 13, 1995 with Conagher, Mr. Hayton, Richard
A. Fisher, James J. Palermo, the Company's Chief Executive Officer, and Allied-Asian Consolidated Limited ("Allied"), a company of which Mr. Hayton is a director and stockholder. Pursuant to the Settlement Agreement, record ownership of the Preferred Stock owned by Conagher was transferred to Mr. Palermo, as trustee for the holders of Common Stock. Mr. Palermo is required to vote the Preferred Stock as directed by the holders of the Common Stock, and as a result holders of Common Stock are now able to elect all of the Company's directors. In conjunction with the acquisition of the Preferred Stock from Conagher, Mr. Palermo replaced Mr. Hayton as Chairman of the Board and Mr. Hayton resigned as a director of the Company.

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

     In light of its further investigation regarding the foregoing matters, the Company has determined to seek no legal remedies with respect to Mr. Hayton, Conagher or Allied regarding the purchase price paid by the Company for McManis Sports, the purchase of Quadrax shares by Conagher and Allied, or amounts expended by or on behalf of Mr. Hayton during his tenure as Chairman of the Company. The financial impact on the Company of the settlement with Mr. Hayton was fully reserved for in fiscal year 1994.

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

     Quadrax continues to supply advanced composite materials systems to branches of the United States military through three materials supply contracts with defense contractors. Under these contracts, Quadrax Composites are being incorporated in:

          - the F-22 "Air Superiority" tactical fighter being produced by Lockheed Aeronautical Systems Company under contract with the United States Air Force;

          - the Seawolf class of submarines being constructed by the Electric Boat Division of General Dynamics Corporation under contract with theUnited States Navy; and

          - the "Composite Armored Vehicle," an experimental armored troop carrier (known as CAV) being developed by United Defense LP under contract with the United States Army.

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

SUPPLIER COMPETITION

     Composite materials are an emerging industry, and it is difficult to identify those competitors that will be the most successful. A significant part of the early discovery and development work in thermoplastic composites was performed by major international oil companies, many of which subsequently exited the business as the size of the defense market decreased. Three of the largest multinational chemical companies -- E.I. du Pont de Nemours & Co., Imperial Chemical Industries PLC and Saint Gobain --continue to develop composite product offerings that may compete with the Company's product offerings. The Company faces potential competition from new companies as well as established companies that may migrate from related industries. Many of the Company's current and prospective competitors, including E.I. du Pont de Nemours & Co., Imperial Chemical Industries PLC and Saint Gobain, have significantly greater financial, manufacturing and marketing resources than the Company. There can be no assurance that the Company's products will compete effectively with products offered by established and new competitors of the Company.

     In general, the Company believes that it can compete effectively by offering products with superior performance characteristics to products offered by other suppliers at prices substantially equivalent to those charged by other suppliers. The Company believes that its ability to compete also depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product performance and price, distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. Although the Company believes that it has certain technological and other advantages over its competitors, maintaining such advantages will require continued investment by the Company in design and development, sales and marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages. In addition, as the Company enters new markets, distribution channels, technical requirements and levels and bases of competition may be different than those in the Company's current markets and there can be no assurance that the Company will be able to compete favorably.


ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's corporate headquarters and manufacturing facilities are located in Portsmouth, Rhode Island, in a leased building comprising approximately 49,000 square feet. The Company has occupied all or a portion of this building since the building was constructed in 1988. In connection with its initial lease of the facilities, the Company acquired a one-third interest as a limited partner in the limited partnership that owns the building and pledged a $250,000 certificate of deposit to secure its obligations to the institution that provided construction financing for the building.

     Under the terms of a revised operating lease executed in October 1993, the Company agreed to lease the Portsmouth building at an annual rent of approximately $100,000 for a ten-year term expiring in 2003. The Company has responsibility for all repairs, maintenance and operating expenses for the building during the lease term. In connection with the execution of the revised lease, the lender reduced the balance of the mortgage based on the reduction in the fair market value of the building under current market conditions. In exchange for a net reduction in the outstanding loan balance of approximately $1 million, the Company transferred the $250,000 certificate of deposit to the limited partnership as a capital contribution, and the limited partnership transferred the certificate of deposit to the lender. In exchange for the $250,000 payment from the Company, the limited partnership executed a second deed of trust payable to the Company in the amount of $250,000. Under the revised lease, Quadrax has the right to purchase the building at any time during the lease term for a price of approximately $1,000,000 (approximately 50% of the construction cost of the building), a portion of which may be paid through cancellation of the second deed of trust.

     The Company believes that its existing leased facilities are adequate to meet its currently anticipated requirements and that suitable additional or substitute facilities will be available if required.


ITEM 3.   LEGAL PROCEEDINGS.

     As of the date of this Amendment No. 3 to this Form 10-KSB, the Securities and Exchange Commission is conducting two informal investigations of the Company for activities occurring in 1994 and 1995. The following discussion is based on information learned by the Company as a result of its involvement in the Commission's activities. There may be other significant information regarding these matters of which the Company is, at the time, not aware.

     One inquiry, being conducted by the Commission's Denver officer, is believed to have as its principal focus, insofar as it relates to the Company, activities by the Company's former Chairman of the Board involving certain transactions in the Company's stock and certain expenditures of the Company funds, during his term as Chairman, from July 1994 through February 1995. A second inquiry, being conducted under the supervision of the Commission's Boston office, is believed to focus, insofar as it relates to the Company, on certain activities involving the Company's public relations consultant beginning January 1994. While the Company's contract with its public relations consultant nominally extends until January 1996, the Company is no longer using the services of the consultant to any significant degree and does not expect to extend the contract for his services beyond the date of the current contract.

     The Company has cooperated with the inquiries described above, providing documents and other information in response to the Staff's requests. At this time, the Company does not know what conclusions the Staff will reach or what action, if any, the Staff will recommend to the Commission upon the termination of the two inquiries.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     An Annual Meeting of Stockholders of the Company was held on October 26, 1994, at which there were present or represented by proxy at the Annual Meeting were the holders of 3,375,179 shares of Common Stock, 446.77 shares of Preferred Stock, and no shares of Class A preferred stock, First Series, $.01 par value, constituting 60.75%, 86.65% and 0%, respectively, of such classes of stock outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, the stockholders of the Company elected William G. Conway, Pattinson Hayton, III, Sven Kraumanis, James J. Palermo and Gordon Werner as directors of the Company and voted to amend the 1993 Stock Plan to increase the number of shares available for award thereunder by 358,510 shares. Mr. Werner subsequently declined to accept his directorship.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock and the Company's Non-Callable Class C Common Stock Purchase Warrants ("Class C Warrants") trade on the Nasdaq Small Cap Market under the symbols "QDRX" and "QDRXZ," respectively. The table below sets forth the range of high and low bid prices for the Common Stock and the Class C Warrants on the Nasdaq Small Cap Market for each quarter within the last two fiscal years:

                                                       Common Stock*                       Class C Warrants*
                                                       ------------                        ----------------
                                                  High Bid       Low Bid                High Bid      Low Bid
                                                  --------       -------                --------      -------
Fiscal 1993:
   Quarter Ended April 4, 1993  . . . . . . .     $11.5625       $8.4375                 $6.8750      $4.3750
   Quarter Ended July 4, 1993 . . . . . . . .      11.8750        6.8750                  4.3750       3.1250
   Quarter Ended October 3, 1993  . . . . . .      12.1875        8.4375                  6.5625       4.0625
   Quarter Ended January 2, 1994  . . . . . .      10.3125        6.5625                  5.6250       3.7500

Fiscal 1994:
   Quarter Ended April 3, 1994  . . . . . . .       7.5000        2.5000                  3.7500       2.5000
   Quarter Ended July 3, 1994 . . . . . . . .       5.3750        4.3750                  2.1875       2.0000
   Quarter Ended September 30, 1994 . . . . .       5.1250        2.3125                  2.7500       2.0000
   Quarter Ended December 31, 1994  . . . . .       4.5000        2.3750                  3.0000       3.0000

-----------------
* Adjusted to reflect, on a pro forma basis, a one-for-ten reverse stock split of the Common Stock effected as of July 20, 1994.

The preceding price quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     As of March 28, 1995, there were 11,876,513 shares of Common Stock issued and outstanding and held of record by approximately 1,400 stockholders.

     The Company did not declare any dividends on Common Stock during fiscal 1994 or the first quarter of fiscal 1995, and does not expect to declare dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     In 1994, the Company converted its fiscal year from a 52-53 week period ending on the Sunday closest to December 31 to a calendar year ending December 31.

     The following financial table sets forth selected financial data at December 31, 1994, January 2, 1994, January 3, 1993, December 29, 1991, and at December 30, 1990 and for the fiscal years then ended.

                                             (in thousand of dollars, except per share data)
                                    Year Ended    Year Ended      Year Ended      Year Ended     Year Ended
Statement of operations data:     Dec. 31, 1994  Jan. 2, 1994    Jan. 3, 1993   Dec. 29, 1991  Dec. 30, 1990
                                  -------------  ------------    ------------   -------------  -------------
Total revenue                       $    860       $ 1,555       $    850         $    756        $ 1,227
Cost of goods sold                       106           987            806             ---            ---
Research and development expense       1,691         2,144          1,677            1,233          3,206
Selling, general and
   administrative expense              3,982         3,140          2,681            1,910          3,079
Depreciation and amortization            824           963          2,647            1,191            827
Non-recurring financing-related
   expenses                            5,569          ---            ---              ---            ---
Net loss from continuing operations  (11,517)       (5,713)        (7,266)          (3,612)        (5,887)
Net loss per common share from
   continuing operations               (2.09)        (2.20)         (5.43)           (3.33)         (6.50)
Weighted average common shares
   outstanding                         5,506         2,697          1,417            1,098            899
                                       As of         As of           As of           As of          As of
Balance sheet data:               Dec. 31, 1994  Jan. 2, 1994    Jan. 3, 1993   Dec. 29, 1991  Dec. 30, 1990
                                  -------------  ------------    ------------   -------------  -------------
Working capital (deficiency)        $ (1,199)      $   103       $    (68)        $   (685)      $    149
Total assets                           7,260         4,318          5,690            3,501          5,511
Notes payable - long term               ---           ---           2,860             ---            ---
Total stockholders' equity             3,561         3,208            653            2,259          4,503

FISCAL 1994 COMPARED TO FISCAL 1993

     The Company is a development stage enterprise and has completed only one production contract to date.

     The Company's net loss from continuing operations in fiscal 1994 of $11,517,000 increased by $5,804,000 as compared to the fiscal 1993 loss from continuing operations of $5,713,000. This increase primarily resulted from non-recurring financing costs of $5,569,000 (see Note 9 to the Consolidated Financial Statements) and a write-off of obsolete equipment of $190,000.

     Total revenue recognized during fiscal 1994 was $860,000 compared to $1,555,000 in fiscal 1993. The primary reason for this decrease was that the Company substantially completed its initial production contract in fiscal 1993 and that follow-on production contracts will not generate revenues until fiscal 1995. Sales of material for evaluation and testing totaled $760,000 in fiscal 1994 compared to $430,000 in fiscal 1993.

     Cost of goods sold for fiscal 1994 was $106,000, which relates to the Company's initial production contracts completed in fiscal 1994.

     Research and development expenses were $1,691,000 in fiscal 1994 as compared to $2,144,000 in fiscal 1993, a decrease of $453,000. The reason for this decrease is reduced development activities during the first half of fiscal 1994 and the Company's accelerated shift in strategic focus away from defense and in favor of commercial and consumer applications in the second half of fiscal 1994.

     Sales, general and administrative expenses of $3,982,000 in fiscal 1994 increased approximately $842,000 over fiscal 1993. This increase reflects the addition of executive personnel, particularly in the area of sales and marketing, and approximately $380,000 of costs related to product publicity campaigns.

     Depreciation and amortization expense decreased $139,000 in fiscal 1994. The reason for this decrease is the non-recurrence of amortization of deferred expense and deferred debt expense recognized in fiscal 1993 of approximately $180,000. Included in fiscal 1994 expenses is the write-off of $190,000 of obsolete equipment.

     Interest expense increased $187,000 in fiscal 1994 to $205,000. The primary reason for this increase was the ALS financing cost, $65,000 and the interest paid on stock on the Regulation D debentures the Company issued during fiscal 1994 of $132,000.

     During fiscal 1994, the Company reviewed its fixed assets and equipment to determine what was no longer usable. This review resulted in a write-off of the net book value of such unusable assets of $190,000.

     Loss on investment incurred during fiscal 1994 was negligible, a reduction of $16,000 from fiscal 1993. During fiscal 1993, the Company realized a $16,000 loss upon the sale of 123,400 shares of 3D Systems, Inc. stock acquired in settlement of patent litigation involving Quadrax Laser.

     Non-recurring financing related costs of $5,569,000 in fiscal 1994 as opposed to negligible amounts in fiscal 1993 relate to the Company's transactions with ALS and Conagher. The Company incurred costs of approximately $1,481,000 in connection with the proposed purchase of the Company by ALS. This agreement was terminated in May 1994; the costs here relate primarily to the issuance of stock to its investor relations consultant along with professional fees. Subsequent to the proposed ALS transaction, the Company entered into a financing arrangement with Conagher. See "DESCRIPTION OF BUSINESS--Overview--Changes in Control and Related Transactions" above and Notes 9 and 10 to the Consolidated Financial Statements. During this financing, which was terminated subsequent to December 31, 1994, the Company incurred one-time costs of $4,087,000. Due to the significance of these expenses, the fact that they are non-recurring, and that they occurred primarily in fiscal 1994, all of these have been accrued in fiscal 1994.

FISCAL 1993 COMPARED TO FISCAL 1992

     The Company is a development stage enterprise and has completed only one production contract to date.

     The Company's net loss from continuing operations in fiscal 1993 of $5,713,480 decreased by $1,552,643 as compared to the fiscal 1992 net loss from continuing operations of $7,266,123. This reduction resulted primarily from an improvement in gross margin on production contracts of approximately $771,000 and reductions in depreciation and amortization expense of approximately $1,684,000, offset by increases in research and development expenses of approximately $467,000 and selling, general and administrative expenses of $459,000. Another reason for the decrease in net loss was the establishment in fiscal 1992 of a $500,000 net loss reserve for contract overruns on the Seawolf project which the Company expected to be incurred in fiscal 1993.

     Sales of material for testing and evaluation in fiscal 1993 were $430,000, an increase of approximately $190,000 (80%) compared to fiscal 1992. This increase was principally the result of sales of the Company's unidirectional tape products acquired in the fourth quarter of fiscal 1992 and revenues generated from developmental efforts for recreational products. Sales from production contracts in fiscal 1993 were $1,098,000, which represented an increase of $952,000 compared to fiscal 1992. The Company completed its first major production contract in the second quarter of fiscal 1993 and recorded sales from a smaller production contract during the fourth quarter of fiscal 1993.

     The Company recognized no research income during fiscal 1993. During fiscal 1992, the Company completed a $250,000 research contract performed pursuant to settlement of litigation. The balance of monies recorded as research income in fiscal year 1992, $181,846, primarily represents monies the Company recognized as grant income.

     Cost of goods sold for fiscal 1993 of $987,000 reflect costs incurred on production contracts during fiscal 1993, offset by the reversal of a $500,000 loss reserve established in fiscal 1992 for estimated losses on a subsurface naval vessel contract realized in fiscal 1993 and a $145,000 provision for a loss reserve on an athletic shoe program for sales to be made in fiscal 1994. The forecasted loss on the shoe program is attributable to production start-up costs in excess of those forecast and greater than expected scrap rates.

     The Company believes that manufacturing economies, particularly as they relate to scrap materials, realized in the manufacture of laminates for the subsurface naval vessel contract and for the shoe program will significantly reduce the cost of raw materials and the amount of rework required on future such programs. In addition, since the Phillips acquisition, the Company is vertically integrated and therefore, if cost effective, can use its own materials for these and other production programs. Moreover, the Company is currently negotiating revised specifications for these programs which, if accepted, will reduce manufacturing costs. Accordingly, the Company projects that it will realize a positive gross margin on future such production contracts, if awarded.

     Research and development expenses increased by $467,000 (28%) to $2,144,000 primarily attributable to salaries for new applications development and processing engineers and increased spending for development projects relating to sporting goods products.

     Selling, general and administration expenses for fiscal 1993 increased by approximately $459,000 (17%) to $3,140,000. Selling and marketing expenses increased by $733,000, attributable principally to increases in payroll and payroll related expenses resulting from the hiring of additional sales and marketing personnel and the redirection of members of the Company's engineering staff to support the sales effort ($464,000), increased professional and consulting fees ($103,000), increased travel expenses ($85,000) and increased sample expenses ($32,000). General and administration expenses decreased by $274,000, attributable principally to reduced fees for investment banking and financial relations services ($169,000), the non-recurrence of certain state license fees ($162,000) and reduction in commission expenses ($34,000), offset by an increase ($95,000) for directors and officers liability insurance.

     Interest expense incurred in fiscal 1993 of $18,000 was $137,000 less than fiscal 1992. Interest expense in fiscal 1992 was primarily attributable to the Company's Senior Convertible Notes (issued in April 1992 and converted into Class A Preferred Stock in July 1992).

     Depreciation and amortization in fiscal 1993 decreased by $1,684,000 to $963,000. This decrease is attributable to a reduction in unearned compensation on compensatory stock options ($1,160,000) which had resulted from an acceleration of vesting provisions in fiscal 1992, a reduction in the amortization of deferred debt expense related to the issuance of debt during fiscal 1992 ($259,000), a decrease in amortization of deferred expenses ($158,000) and $171,000 related to the acceleration of amortization for certain braiding patent acquisition costs, offset by increased depreciation for machinery and equipment placed in service during fiscal 1993 ($64,000).

     Other expense for fiscal 1993 of $16,000 reflects a $19,000 loss realized of the sale of 3D Systems, Inc. stock acquired in settlement of the Quadrax Laser patent litigation. In fiscal 1992, other expense of $149,000 reflected an adjustment to the market value of the 3D stock.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1994, the Company had total assets of $7.3 million and shareholder's equity of $3.6 million. Current assets were approximately $2.0 million and current liabilities were approximately 3.2 million.

Working capital was approximately a deficit of $1.2 million, which was an decrease of approximately $1.3 million from January 2, 1994, when working capital was approximately $100,000. The decrease in working capital resulted primarily from the Company's establishment of a $717,000 reserve for financing costs related to the termination of the Company's relationship with Mr. Hayton in February 1995, and related professional fees. The Company's assumption of liabilities of Wimbledon and McManis Sports pursuant to the Company's acquisition of these businesses, also contributed to the decrease in working capital.

     During fiscal 1994, inventory increased $960,464, from $311,322 on January 2, 1994 to $1,271,786 at December 31, 1994. This increase was a result of the Company booking its acquisition of Wimbledon and McManis (and their approximate inventories of $530,000 and $100,000, respectively), as of December 31, 1994. The Company also had some build-up in inventories due to the stockpiling of product in preparation for the commencement of production on the E-A-R project and the ongoing requirements of the F-22 project.

     Accounts payable also increased during fiscal 1994 from $383,672 at January 2, 1994, to $1,166,178 at December 31, 1994 as a result of the Company's assumption of approximately $600,000 in liabilities of Wimbledon and McManis Sports pursuant to the Company's acquisitions of these businesses. Accounts payables also increased because of the build-up in inventory that occurred in fiscal 1994.

     Accrued expenses increased during fiscal 1994 from $580,815 at January 2, 1994, to $1,547,986 at December 31, 1994. This increase was caused primarily by the establishment of a $717,000 reserve for financing costs related to the termination of the Company's relationship with Mr. Hayton in February 1995, and related professional fees.

     In fiscal 1994, capital expenditures were insignificant. The Company anticipates capital expenditures in 1995 will be approximately $375,000 which will be paid for through equipment leasing programs and from funds raised through the private placement of the Company's common stock.

     As a result of its inability to raise additional capital in the first quarter of fiscal 1994, the Board of Directors of the Company approved an asset acquisition agreement pursuant to which ALS would have acquired all of the assets of the Company in exchange for ALS stock. Negotiations for this acquisition were terminated in May 1994, and the Company subsequently was party to financings and other transactions that resulted in a change and control of the Company. See "DESCRIPTION OF BUSINESS--Overview--Changes in Control and Related Transactions" above.

     The Company generated revenues of approximately $860,000 in fiscal 1994, and as a result, operations were not a source of funds or liquidity for the Company. As a development stage company, Quadrax continues to rely on financing activities for the cash required to fund its operations. Net funds provided by financing activities in fiscal 1994, after giving effect to the repayment of debt, totalled $5,893,000, as compared with $4,510,000 in fiscal 1993 and $6,817,000 in fiscal 1992.

     The Company believes that proceeds of approximately $3,000,000 from additional equity sales, together with funds provided by operations and cash on hand (approximately $1,000,000 at April 13, 1995), will be sufficient to meet the Company's cash requirements through the end of fiscal 1995. The Company also believes, based on negotiations prior to the date of filing of this Annual Report on Form 10-KSB, that it will be able to sell additional shares of its stock in amounts sufficient to generate proceeds of $3,000,000.

     The Company received a going concern qualification from its outside independent auditors on its fiscal 1994 audited financial statements. While the Company believes it has made and will continue to make substantial progress towards achieving profitability, the results to date have not yet been sufficient to negate the auditors' qualifications. The Company's management is of the opinion that it will be able to continue to raise money from outside third party sources in sufficient amounts to support its operations until the time that the forecasted revenues for future periods materialize from programs in which the Company is involved. There is no assurance that the Company's efforts to raise money will be successful or that the forecasts will be achieved. It is difficult for the Company to predict with accuracy the point at which the Company will no longer require a going concern qualification due to the difficulty of predicting accurately the amount of revenues that the Company will generate, the amount of expenses that will be required by its operations, and the Company's ability to raise additional capital. The Company believes, however, that under its current business plan, its revenues and earnings will be sufficient to make the going concern qualification unnecessary by December 31, 1996.


ITEM 7.   FINANCIAL STATEMENTS.

     The Consolidated Financial Statements of the Company as of December 31, 1994 and January 2, 1994 and for the fiscal years ended December 31, 1994, January 2, 1994 and January 3, 1994 are set forth following page 24 hereof.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On September 27, 1994, the Board of Directors of Quadrax, upon the recommendation of management, voted to appoint Arthur Andersen LLP ("Arthur Andersen") to act as independent auditors for the Company for fiscal 1994, replacing Ernst & Young LLP ("Ernst & Young"). Ernst & Young had audited the Company's books and records for fiscal 1993 and had audited the Company's books and records and performed other accounting services for the Company since January 8, 1988. During fiscal 1993 and 1992, and for subsequent interim periods in fiscal 1994, there were no disagreements between Quadrax and Ernst & Young on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused such firm to make reference thereto in its report on the financial statements for such years and periods. None of the audit reports of Ernst & Young for any period, including fiscal 1993 and 1992, contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports for fiscal 1993 and 1992 contained explanatory language as to the Company's ability to continue as a going concern for reasons stated therein, including the fact that the Company was a development stage company that since inception has expended cash in excess of cash generated from operations and that additional financing would be needed to support future operations. The change in accountants from Ernst & Young to Arthur Andersen was the subject of a Current Report on Form 8-K dated September 21, 1994, as amended.

     On October 26, 1994, the Board of Directors of Quadrax, upon the recommendation of management, voted to appoint Livingston & Haynes, P.C. to act as independent auditors for the Company for fiscal 1994, replacing Arthur Andersen. Arthur Andersen, which had agreed to act as independent auditors for the Company, after having been appointed by the Board on September 27, 1994, notified the Company by certified letter received by the Company on October 21, 1994 that such firm had reconsidered its acceptance for policy reasons. Arthur Andersen had not commenced work on the audit beyond a physical review of inventory, and had no differences of opinion with the Company concerning its financial reports. There are no disagreements with Arthur Andersen on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure. The change in accountants from Arthur Andersen to Livingston & Haynes, P.C. was the subject of a Current Report on Form 8-K dated October 21, 1994.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Information with respect to this item may be found in the sections captioned "Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on May 24, 1995. Such information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

     Information with respect to this item may be found in the section captioned "Remuneration of Executive Officers and Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 24, 1995. Such information is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 24, 1995. Such information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to this item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 24, 1995. Such information is incorporated herein by reference. See also "DESCRIPTION OF BUSINESS--Changes in Control and Related Transactions."

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements. Reference is made to the listing on page F-1 for a list of all financial statements and financial statement schedules filed as part of this report.

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

     - On October 21, 1994, the Company filed a Form 8-K with respect to a change in its accountants from Arthur Andersen LLP to Livingston & Haynes, P.C.

     - On April 10, 1995, the Company filed a Form 8-K dated November 14, 1994 with respect to the acquisition of McManis Sports and the Wimbledon license rights.

     (c) Exhibits. The Exhibits that are filed with this report, or that are incorporated herein by reference, are set forth in the Exhibit Index beginning on page E-1.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAX CORPORATION


By:  /s/ JAMES J. PALERMO                    Date:  January 17, 1996
    --------------------------
     James J. Palermo, Chairman


By:  /s/ EDWARD A. STOLTENBERG               Date:  January 17, 1996
    --------------------------
     Edward A. Stoltenberg,
     Chief Financial Officer, Treasurer

                                    EXHIBITS

        EXHIBIT NO.                              DESCRIPTION                               PAGE
        -----------                              -----------                               ----
          3.1       Certificate of Incorporation of the Company, as amended.(15)

          3.2       By-laws of the Company, as amended.(4)

          4.1 Excerpt from Certificate of Incorporation of the Company, as amended, as to rights of holders of Common Stock.(15)

          4.2       Specimen Certificate for Common Stock.(15)

          4.3       Specimen Certificate for Class C Warrants.(6)

          4.4       Form of Warrant Agreement with American Stock Transfer &
                    Trust Company, as Warrant Agent for Class C Warrants.(5)

          10.1 Form of Proprietary Information and Invention Agreement executed by certain employees of the Company.(1)

          10.2      1989 Non-Qualified Stock Option Plan.(7)

          10.3      1993 Stock Plan.(10)

          10.4      1994 Non-Qualified Stock Option Plan.(15)

          10.5      Patent and Technology License Agreement between the
                    Company and the Joss Company.(2)

          10.6(a)   Agreement and Certificate of Limited Partnership of A.S.C.
                    Development, Inc./Quadrax Corporation Limited Partnership as General Partner with the Company as Limited Partner dated June 28, 1988.(3)

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

          10.7 Amendment to partnership agreement dated September 21, 1988 between the Company and A.S.C. Development, Inc.(3)

          10.8      Equipment Sales Agreement between the Company and Phillips
                    Petroleum Company dated September 9, 1992.(8)

          10.9      License Agreement between the Company and Phillips
                    Petroleum Company dated September 8, 1992.(8)

        EXHIBIT NO.                              DESCRIPTION                               PAGE
        -----------                              -----------                               ----
          10.10     Stock Purchase Warrant issued by the Company to
                    Emanuel and Company dated November 27, 1991
                    (similar warrant for 250,000 shares, dated March 3, 1992,
                    also issued to Emanuel and Company). (6)

          10.11 Form of Class D Warrant issued in connection with the 1992 Private Placement of 10% Unsecured Promissory Notes.(8)

          10.12 Form of Class F Warrant issued in connection with the 1993 Private Placement of stock and warrants.(8)

          10.13 Stock Purchase Warrant issued by the Company to George Beyts and Stock Purchase Warrant issued by the Company to Mohammed Manzur, each dated December 1, 1994.(15)

          10.14     Unit Purchase Option dated September 1, 1992, between the
                    Company and D.H. Blair Investment Banking Corporation.(9)

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

          10.17 Release, Settlement and Severance Agreement dated July 5, 1994 among the Company and its subsidiaries, Richard A. Fisher and Andrew J. MacGowan. (12)

          10.18     Stock Purchase Agreement between the Company and
                    Conagher & Co. Inc., dated July 8, 1994, and as amended
                    November 15, 1994.(13)

          10.19 Stock Purchase Agreement between the Company and Conagher & Co. Inc., dated August 26, 1994.(13)

          10.20     Amendment Stock Purchase Agreement between the
                    Company and Conagher & Co. Inc., dated September 16, 1994.(13)

          10.21     Severance Agreement between the Company and
                    Richard A. Fisher dated September 30, 1994. (13)

          10.22 Key Employee Agreement dated October 13, 1994 between the Company and Terry Lanning. (15)

          10.23 Key Employee Agreement dated August 9, 1994 between the Company and James J. Palermo. (15)

          10.24 Key Employee Agreement dated September 26, 1994 between the Company and David Park.(15)

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

          10.26     Asset Purchase Agreement dated November 17, 1994
                    between the Company and Time Sports, Inc.(14)

          10.27(a)  Conversion Agreement, Settlement and Release dated
                    September 15, 1994 by and among the Company, Kuo Yu Chiang and Hinckley, Allen & Snyder, as escrow agent.(15)

          10.27(b)  Conversion Agreement, Settlement and Release dated
                    September 15, 1994 by and among the Company, Li-Chiun Chiang and Hinckley, Allen & Snyder, as escrow agent. (15)

          10.27(c) Conversion Agreement dated September 15, 1994 by and among the Company, Franklyn B. Neville and Hinckley,
                    Allen & Snyder, as escrow agent.(15)

          10.27(d) Conversion Agreement and Release dated December 30, 1994 by and among the Company, the holders of Original Preferred
                    Stock named therein and Hinckley, Allen & Snyder, as escrow agent (collated).(15)

          10.28(a) Agreement for the Creation of a Voting Trust in Settlement of Claims and Liabilities dated February 13, 1995 by and among Allied-Asian Consolidated Limited, the Company,
                    Conagher & Co., Inc., Pattinson Hayton, III,
                    Richard A. Fisher and James J. Palermo. (15)

          10.28(b)  Declaration of Trust "The Quadrax Preferred Stock Voting
                    Trust" dated February 13, 1995 by and among Allied-Asian
                    Consolidated Limited and James J. Palermo, for the benefit of the Holders of the Common Stock of the Company.(15)

          10.28(c)  Letter Agreement dated March 17, 1995 among the Company,
                    Allied-Asian Consolidated Limited, Conagher & Co., Inc.,
                    Pattinson Hayton, III, Richard A. Fisher and James J.Palermo.(15)

          10.29(d)  Second Amendment to Agreement for the Creation of a Voting
                    Trust in settlement of claims and liabilities. (16)

          21.1      List of Subsidiary Corporations.(16)

          28.1      Licensing Opportunity Summary - Quadrax Biaxial Thermoplastic
                    Prepreg for Structural Applications, prepared by Arthur D.
                    Little, Inc.(5)

-------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-14275, filed May 19, 1987.

(2) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-14275, filed July 1, 1987.

(3) Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 1, 1989.

(4) Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1989.

(5) Incorporated by reference from the Company's Registration Statement on Form S-2, File No. 33-40089, filed April 19, 1991.

(6) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form S-3, File No. 33-48998, filed June 24, 1991.

(7) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-3, File No. 33-48998, filed August 31, 1992.

(8) Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-3, File No. 33-48998, filed September 23, 1992.

(9) Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 3, 1993.

(10) Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 33-66348 filed October 8, 1993.

(11) Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 2, 1994.

(12) Incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended July 3, 1994.

(13) Incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

(14) Incorporated by reference from the Company's Form 8-K dated as of November 14, 1994.

(15) Incorporated by reference from the Company's Amendment No. 1 to Form 10-K/A for the fiscal year ended December 31, 1994, filed April 25, 1995.

(16) Incorporated by reference from the Company's Amendment No. 2 to Form 10-K/A for the fiscal year ended December 31, 1994, filed June 9, 1995

                              QUADRAX CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
Report of Livingston & Haynes, P.C., Independent Accountants  . . . . . . . . .     F-2

Report of Ernst & Young, LLP, Independent Accountants . . . . . . . . . . . . .     F-3

Consolidated Balance Sheets at December 31, 1994 and January 2, 1994  . . . . .     F-4

Consolidated Statements of Operations for the fiscal years ended December 31,
  1994, January 2, 1994 and January 3, 1993 . . . . . . . . . . . . . . . . . .     F-6

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for
  fiscal years ended December 31, 1994, January 2, 1994 and January 3, 1993 . .     F-7

Consolidated Statements of Cash Flows for the fiscal years ended December 31,
  1994, January 2, 1994 and January 3, 1993 . . . . . . . . . . . . . . . . . .    F-11

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .    F-14

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Quadrax Corporation:

        We have audited the accompanying consolidated balance sheet of Quadrax Corporation (a development stage corporation) and subsidiaries at December 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. We have also examined the consolidated statements of operations, shareholder's equity and cash flows for the period March 6, 1986 to December 31, 1994, insofar as they relate to the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quadrax Corporation and subsidiaries at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company is a development state company that since inception has expended cash in excess of cash generated from operations. Additionally, the Company has not achieved sufficient revenues to support future operations without additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matters are also described in Note 1. The 1994 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        LIVINGSTON & HAYNES, P.C.

Wellesley Hills, Massachusetts
April 6, 1995

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Quadrax Corporation

        We have audited the accompanying consolidated balance sheet of Quadrax Corporation (a development stage company) as of January 2, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended January 2, 1994, and for the period March 6, 1986 to January 2, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quadrax Corporation at January 2, 1994 and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 2, 1994, and for the period March 6, 1986 to January 2, 1994, in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company is a development stage company that since inception has expended cash in excess of cash generated from operations. Additionally, the Company has not achieved sufficient revenues to support future operations without additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matters are also described in Note 1. The 1993 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                            ERNST & YOUNG LLP

Providence, Rhode Island
February 25, 1994

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              DECEMBER 31,   JANUARY 2,
                                                  1994           1994
                                              ------------   ----------
Current assets:
  Cash and cash equivalents . . . . . . .         $382,721     $668,781
  Accounts receivable . . . . . . . . . .          224,180      139,140
  Inventories:
    Raw materials . . . . . . . . . . . .        1,059,213      120,067
    Work in process . . . . . . . . . . .          212,573      191,255
                                                   -------      -------
                                                 1,271,786      311,322
  Investments, at market value  . . . . .               --       11,550
  Other current assets  . . . . . . . . .           81,756       81,499
                                                    ------       ------
         TOTAL CURRENT ASSETS . . . . . .        1,960,443    1,212,292
                                                 ---------    ---------
Property and equipment, at cost:
  Machinery and equipment . . . . . . . .        3,875,955    3,448,965
  Office equipment  . . . . . . . . . . .          689,944      663,900
  Leasehold improvements  . . . . . . . .        1,035,513    1,000,187
                                                 ---------    ---------
                                                 5,601,412    5,113,052
  Less accumulated depreciation and
    amortization  . . . . . . . . . . . .        2,984,104    2,601,974
                                                 ---------    ---------

         NET PROPERTY AND EQUIPMENT . . .        2,617,308    2,511,078
                                                 ---------    ---------
Receivables from officers and employees
  (Note 11) . . . . . . . . . . . . . . .           54,728      162,070
Non-competition agreement (Note 11) . . .          641,250           --
Goodwill (Note 8) . . . . . . . . . . . .          709,142           --
Other assets  . . . . . . . . . . . . . .          507,855      269,000
License agreement (Note 8)  . . . . . . .          600,000           --
Patents, less amortization of $28,627 and
  $21,145 . . . . . . . . . . . . . . . .          169,437      163,417
                                                   -------      -------

         TOTAL ASSETS . . . . . . . . . .       $7,260,163   $4,317,857
                                                ==========   ==========

        See accompanying notes to the consolidated financial statements.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 DECEMBER 31,   JANUARY 2,
                                                                    1994          1994
                                                                ------------   -----------
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . .        $1,166,178     $383,672
  Accrued expenses (Note 3) . . . . . . . . . . . . . . . .         1,547,986      580,815
  Note payable to related party (Note 11) . . . . . . . . .           135,000           --
  Loss contract reserve . . . . . . . . . . . . . . . . . .                --      145,000
  Notes payable (Note 13) . . . . . . . . . . . . . . . . .           310,000           --
                                                                   ----------   ----------
         TOTAL CURRENT LIABILITIES  . . . . . . . . . . . .         3,159,164    1,109,487
Commitments and contingencies (Note 6)  . . . . . . . . . .                --           --
Note payable to related party (Note 11) . . . . . . . . . .           540,000           --
                                                                   ----------  -----------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . .         3,699,164    1,109,487
                                                                    ---------  -----------
Stockholders' equity (Note 4):
  Original convertible preferred stock, $.01 par value; 1,172 shares authorized, 688 and 1,045 issued at December 31, 1994
   and January 2, 1994, respectively . . . . . . . . . . . .                7           10
  Class A convertible preferred stock, $.01 par value;
   10,000,000 shares authorized, 1,800,074 shares issued at
   January 2, 1994 . . . . . . . . . . . . . . . . . . . . .               --       18,001
  Common stock, $.000009 par value, 90,000,000 shares
   authorized at December 31, 1994 and January 2, 1994 . . .               92          322
  Additional paid-in capital  . . . . . . . . . . . . . . .        48,356,319   36,146,539
  Deficit accumulated during development stage  . . . . . .      (44,090,478) (32,524,341)
                                                                 ------------  -----------
                                                                    4,265,940    3,640,531
  Less:
    Treasury stock, at cost:
    Original convertible preferred stock, 172 shares; common
     stock, 32,036 shares . . . . . . . . . . . . . . . . .         (243,009)    (243,009)
    Unearned compensation and deferred expenses . . . . . .         (123,932)    (189,152)
    Note receivable for option (Note 11)  . . . . . . . . .         (338,000)           --
                                                                    ---------  -----------
         TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . .         3,560,999    3,208,370
                                                                    ---------    ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . .        $7,260,163   $4,317,857
                                                                   ==========   ==========

        See accompanying notes to the consolidated financial statements.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED                         CUMULATIVE
                                                    ------------------------------------------     MARCH 6, 1986
                                                    DECEMBER 31,     JANUARY 2,     JANUARY 3,    TO DECEMBER 31,
                                                        1994            1994           1993            1994
                                                   ------------    -----------    -----------     --------------
Revenue:
  Sales--production contracts (Note 12) . . . .           $73,990     $1,097,624       $145,688        $1,317,302
  Sale of materials for evaluation and
    testing . . . . . . . . . . . . . . . . . .           760,009        429,688        239,260         2,686,161
  Research income . . . . . . . . . . . . . . .                --             --        431,846         1,322,339
  Interest income . . . . . . . . . . . . . . .                --         24,098         31,486         1,391,362
  Other income  . . . . . . . . . . . . . . . .            26,420          3,738          1,444            68,408
                                                           ------          -----          -----            ------
         TOTAL REVENUE  . . . . . . . . . . . .           860,419      1,555,148        849,724         6,785,572
Expenses:
  Cost of goods sold (Note 12)  . . . . . . . .           106,453        986,830        806,357         1,899,640
  Research and development  . . . . . . . . . .         1,690,871      2,143,514      1,676,805        13,425,818
  Selling, general and administrative . . . . .         3,981,999      3,140,311      2,681,408        19,183,316
  Depreciation and amortization . . . . . . . .           824,298        963,366      2,647,038         6,888,149
  Interest  . . . . . . . . . . . . . . . . . .           204,700         18,432        155,064           450,139
  Loss on investment  . . . . . . . . . . . . .                --         16,175        149,175           165,350
  Non-recurring financing related expenses
    (Note 9)  . . . . . . . . . . . . . . . . .         5,568,733             --             --         5,568,733
                                                        ---------      ---------      ---------         ---------
         TOTAL EXPENSES . . . . . . . . . . . .        12,377,054      7,268,628      8,115,847        47,581,145
                                                       ----------      ---------      ---------        ----------
         NET LOSS FROM CONTINUING OPERATIONS  .      (11,516,635)    (5,713,480)    (7,266,123)      (40,795,573)
  Discontinued operations:
    Loss from discontinued operations . . . . .                --             --       (66,928)       (2,509,968)
    Loss on disposal of laser segment . . . . .                --             --             --         (579,848)
                                                    -------------   ------------   ------------         ---------
         NET LOSS . . . . . . . . . . . . . . .     $(11,516,635)   $(5,713,480)   $(7,333,051)     $(43,885,389)
                                                    =============   ============   ============     =============
  Per common share:
    Net loss from continuing operations . . . .           $(2.09)       $(2.15)*       $(5.13)*
    Loss from discontinued operations . . . . .                --             --         (.05)*
                                                          -------       --------         ------
         NET LOSS . . . . . . . . . . . . . . .           $(2.09)       $(2.15)*       $(5.18)*
                                                          =======       ========       ========
  Weighted average common shares
    outstanding . . . . . . . . . . . . . . . .         5,506,121     2,697,081*     1,417,024*
                                                        =========     ==========     ==========

* Adjusted for 1 for 10 reverse split, effective July 20, 1994.

        See accompanying notes to the consolidated financial statements.

                              QUADRAX CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                             SHARES OUTSTANDING         COMMON SHARES         PREFERRED STOCK                ADDITIONAL
                             -------------------   -----------------------   ------------------    COMMON     PAID IN
                             ORIGINAL   SERIES A   ISSUED      OUTSTANDING   ORIGINAL   CLASS A    STOCK      CAPITAL
                             --------   --------   ------      -----------   --------   -------    -----      -------
Sale of common stock...                               1,652          1,652                                    $148,197
Acquisitions and
 retirement
 of common stock.......                               (230)          (230)                             $16    (52,199)
Net loss for the
 period ...............                                                                                (2)
                             --------   -------- ----------    -----------   --------   -------    -------  ----------
Balances, December 31,
 1986 .................                               1,422          1,422                              14      95,998
Stock split,
 approximately
 1,100-for-one.........                           1,573,849      1,573,849                               2         (2)
Issuance of preferred
 stock.................        1,172                                              $12
Issuance of common
 stock in
 initial public
 offering..............                           3,450,000      3,450,000                              31   4,739,991
Shares acquired for
 treasury, at cost.....        (172)                             (231,527)
Net loss for the year..
                             --------   -------- ----------    -----------   --------   -------    -------  ----------
Balances, January 3,
 1988..................        1,000              5,025,271      4,793,744         12                   47   4,835,987
Exercise of 1,000
 options...............                               1,000          1,000                                         360
Exercise of common
 stock Class A warrants                           3,445,500      3,445,500                              27   8,658,894
Exercise of common
 stock Class B warrants                                 200            200                                         800
Net loss for the year
                             --------   -------- ----------    -----------   --------   -------    -------  ----------
Balances, January 1,
  1989.................        1,000              8,471,971      8,240,444         12                   74  13,496,041
Exercise of 25,793
  options..............                              25,793         25,793                                      13,910
Issuance of 1,000
  shares of common stock                              1,000          1,000                                       2,750
Issuance of 153,900
 shares of common stock                             153,900        153,900                               1     423,224
Unearned compensation
 associated with the
 grant of 362,174 shares
 of common stock options                                                                                       746,305
Net loss for the year
                             --------   -------- ----------    -----------   --------   -------    -------  ----------
Balances, December
 31, 1989..............        1,000              8,652,664      8,421,137         12                   75  14,682,230
Exercise of common
 stock Class B warrants                           1,554,693      1,554,693                              15   4,436,339
Repurchase of common
 stock Class A warrants                                                                                          (225)
Unearned compensation
 associated with the
 grant of 155,000
 shares of common
 stock options.........                                                                                        161,250
Amortization of
 unearned compensation.
Net loss for the year
                             --------   -------- ----------    -----------   --------   -------    -------  ----------
Balances, December 30, 1990    1,000             10,207,357      9,975,830        $12                  $90 $19,279,594

                               DEFICIT
                             ACCUMULATED                                            NOTES
                             DURING THE                                           RECEIVABLE
                             DEVELOPMENT    TREASURY   DEFERRED       UNEARNED       FROM
                                STAGE         STOCK     EXPENSE     COMPENSATION   OFFICERS      TOTAL
                             ------------- ---------- ----------    -----------    --------    -----------
Sale of common stock...                                                                          $148,213
Acquisitions and
 retirement
 of common stock.......                                                                          (52,201)
Net loss for the
 period ...............         $(350,218)                                                      (350,218)
                             ------------- ---------- ----------    -----------   --------    -----------
Balances, December 31,
 1986 .................          (350,218)                                                      (254,206)
Stock split,
 approximately
 1,100-for-one.........
Issuance of preferred
 stock.................                                                                                12
Issuance of common
 stock in
 initial public
 offering..............                                                                         4,740,022
Shares acquired for
 treasury, at cost.....                     $(175,000)                                          (175,000)
Net loss for the year..        (1,031,185)                                                    (1,031,185)
                             ------------- ---------- ----------    -----------   --------    -----------
Balances, January 3,
 1988..................        (1,381,403)  (175,000)                                           3,279,643
Exercise of 1,000
 options...............                                                                               360
Exercise of common
 stock Class A warrants                                                                         8,658,921
Exercise of common
 stock Class B warrants                                                                               800
Net loss for the year          (1,873,248)                                                    (1,873,248)
                             ------------- ---------- ----------    -----------   --------    -----------
Balances, January 1,
  1989.................        (3,254,651)  (175,000)                                          10,066,476
Exercise of 25,793
  options..............                                                                            13,910
Issuance of 1,000
  shares of common stock                                                                            2,750
Issuance of 153,900
 shares of common stock                                                                           423,225
Unearned compensation
 associated with the
 grant of 362,174 shares
 of common stock options                                             $(746,305)
Net loss for the year          (3,545,650)                                                    (3,545,650)
                             ------------- ---------- ----------    -----------   --------    -----------
Balances, December
 31, 1989..............        (6,800,301)  (175,000)                 (746,305)                 6,960,711
Exercise of common
 stock Class B warrants                                                                         4,436,354
Repurchase of common
 stock Class A warrants                                                                             (225)
Unearned compensation
 associated with the
 grant of 155,000
 shares of common
 stock options.........                                               (161,250)
Amortization of
 unearned compensation.                                                 253,054                   253,054
Net loss for the year          (7,146,542)                                                    (7,146,542)
                             ------------- ---------- ----------    -----------   --------    -----------
Balances, December 30, 1990  $(13,946,843) $(175,000)                $(654,501)                $4,503,352

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (CONTINUED)

                           SHARES OUTSTANDING                  COMMON SHARES              PREFERRED STOCK
                        -----------------------         -------------------------      ---------------------       COMMON
                        ORIGINAL       SERIES A         ISSUED        OUTSTANDING      ORIGINAL      CLASS A        STOCK
                        --------       --------         ------        -----------      --------      -------        -----
Balances, December
 30, 1990 .............      1,000                      10,207,357        9,975,830          $12                      $90
Sale of common
 stock in conjunction
 with rights offering..                                  2,593,659        2,593,659                                    23
Common stock issued
 for services to be
 performed.............                                    444,900          444,900                                     4
Unearned
 compensation
 associated with
 the grant of
 1,707,500 shares
 common stock
 of options............
Forfeiture of
 unearned
 compensation in
 the form of 215,000
 common stock
 options...............
Amortization of
 unearned
 compensation and
 deferred expenses.....
Net loss for the
 year..................
                             -----         -------           -----           ------        -----        ------      -----
Balances, December
 29, 1991..............      1,000                      13,245,916       13,014,389           12                      117
Common stock issued
 for services to be
 performed.............                                    100,000          100,000                                     1
Common stock issued
 for services performed                                    100,000          100,000                                     1
Issuance of Series
 A preferred stock
 upon conversion of
 convertible
 debt, net of
 expenses .............                  7,970,989                                                     $79,710
Exercise of 107,455
 shares of common
 stock options.........                                    107,455          107,455                                     1
Exercise of
 lenders' warrants.....                                     93,286           93,286                                     1
Conversion of
 preferred stock to
 common stock
 Original
  preferred............       (51)                          90,605           90,605          (1)                        1
 Series A
  preferred............                (5,850,766)       5,850,766        5,850,766                   (58,508)         55
Exercise of
 warrants issued
 for services
 rendered .............                                    172,727          172,727                                     1
Issuance of stock
 options for
 services performed....
Exercise of stock
 options  .............                                     10,000           10,000
Forfeiture of
 unearned
 compensation in
 the form of
 30,000 common
 stock options  .......
Amortization of
 unearned
 compensation and
 deferred
 expenses .............
Dividend paid on
 Class A
 preferred stock.......                    106,008                                                       1,060
Net loss for the
 year..................
                             -----         -------           -----           ------        -----        ------      -----

                                          DEFICIT
                                        ACCUMULATED                                                          NOTES
                       ADDITIONAL        DURING THE                                                        RECEIVABLE
                        PAID IN         DEVELOPMENT       TREASURY        DEFERRED         UNEARNED           FROM
                        CAPITAL            STAGE            STOCK          EXPENSE       COMPENSATION       OFFICERS      TOTAL
                        -------            -----            -----          -------       ------------       --------      -----
Balances, December
 30, 1990 ............. $19,279,594     $(13,946,843)       $(175,000)                        $(654,501)                 $4,503,352
Sale of common
 stock in conjunction
 with rights offering..   2,684,194                                                                                       2,684,217
Common stock issued
 for services to be
 performed.............     365,071                                         (351,325)                                        13,750
Unearned
 compensation
 associated with
 the grant of
 1,707,500 shares
 common stock
 of options............   1,216,594                                                          (1,216,594)
Forfeiture of
 unearned
 compensation in
 the form of 215,000
 common stock
 options...............   (400,000)                                                              400,000
Amortization of
 unearned
 compensation and
 deferred expenses.....                                                       152,000            281,480                    433,480
Net loss for the
 year..................                   (5,375,380)                                                                   (5,375,380)
                        -----------     -------------       ----------      ---------        -----------   ---------     ----------
Balances, December
 29, 1991..............  23,145,453      (19,322,223)        (175,000)      (199,325)        (1,189,615)                  2,259,419
Common stock issued
 for services to be
 performed.............      99,999                                         (100,000)
Common stock issued
 for services performed      84,374                                                                                          84,375
Issuance of Series
 A preferred stock
 upon conversion of
 convertible
 debt, net of
 expenses .............   3,973,552                                                                                       4,053,262
Exercise of 107,455
 shares of common
 stock options.........      53,726                                                                           (53,727)
Exercise of
 lenders' warrants.....      55,970                                                                                          55,971
Conversion of
 preferred stock to
 common stock
 Original
  preferred............
 Series A
  preferred............      58,453
Exercise of
 warrants issued
 for services
 rendered .............      94,999                                                                                          95,000
Issuance of stock
 options for
 services performed....       6,812                                                                                           6,812
Exercise of stock
 options  .............       1,000                                                                                           1,000
Forfeiture of
 unearned
 compensation in
 the form of
 30,000 common
 stock options  .......    (21,375)                                                               21,375
Amortization of
 unearned
 compensation and
 deferred
 expenses .............                                                       261,825          1,168,240                  1,430,065
Dividend paid on
 Class A
 preferred stock.......      57,244          (58,306)                                                                           (2)
Net loss for the
 year..................                   (7,333,051)                                                                   (7,333,051)
                        -----------     -------------       ----------      ---------        -----------   ---------    -----------

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (CONTINUED)



                                SHARES
                             OUTSTANDING                 COMMON SHARES           PREFERRED STOCK                   ADDITIONAL
                       ----------------------      ----------------------       ------------------      COMMON      PAID IN
                       ORIGINAL      SERIES A       ISSUED      OUTSTANDING     ORIGINAL   CLASS A       STOCK      CAPITAL
                       --------      --------       ------      -----------     --------   -------       -----      -------
Balances,
  January 3, 1993 . . .     949      2,226,231     19,770,755    19,539,228        $11      $22,262       $178     $27,610,207
Common stock issued
  for services to
  be performed  . . . .                               100,000       100,000                                  1          88,999
Common stock issued
  for services
  performed   . . . . .                               170,096       170,096                                  2         161,936
Issuance of common
  stock in private
  placement, net
  of expenses . . . . .                             8,195,269     8,195,269                                 74       4,740,305
Issuance of common
  stock in overseas
  offering pursuant to
  Regulation S, net
  of expenses . . . . .                             2,058,459     2,058,459                                 19       1,170,235
Exercise of common
  stock Class B warrants,
  net of expenses . . .                             3,891,488     3,891,488                                 35       1,768,202
Exercise of 270,000
  shares of common
  stock options . . . .                               270,000       270,000                                  2          26,998
Conversion of
preferred stock
to common stock
  Original
  perferred . . . . . .    (76)                       136,837       136,837        (1)                       1
  Series A
  preferred . . . . . .              (603,032)        603,032       603,032              (6,030)             5           6,025
Exercise of
  warrants
  issued for
  services
  rendered  . . . . . .                               552,273       552,273                                  5         303,745
Amortization of
  unearned
  compensation and
  deferred expenses . .
Dividend paid on
  Class A preferred
  stock . . . . . . . .                176,875                                             1,769                        95,512
Unearned compensation
  associated wtih the
  grant of 1,500,000
  shares of common
  stock options . . . .                                                                                                174,375
Interest receivable
  on notes receivable-
  officers  . . . . . .
Shares acquired for
  treasury upon
  settlement
  of officer's
  indebtedness  . . . .                                            (88,828)
Net loss for the
year  . . . . . . . . .
                           ----      ---------     ----------    ----------       ----      -------      -----     -----------
Balances, January
  2, 1994 . . . . . . .     873      1,800,074     35,748,209    35,427,854        $10      $18,001       $322     $36,146,539

                            DEFICIT
                          ACCUMULATED                                                          NOTES
                           DURING THE                                                        RECEIVABLE
                          DEVELOPMENT       TREASURY       DEFERRED         UNEARNED            FROM
                             STAGE           STOCK          EXPENSE       COMPENSATION        OFFICERS        TOTAL
                             -----           -----          -------       ------------        --------        -----
Balances,
  January 3, 1993 . . .  $(26,713,580)     $(175,000)       $(37,500)                         $(53,727)      $652,851
Common stock issued
  for services to
  be performed  . . . .                                      (89,000)
Common stock issued
  for services
  performed   . . . . .                                                                                       161,938
Issuance of common
  stock in private
  placement, net
  of expenses . . . . .                                                                                     4,740,379
Issuance of common
  stock in overseas
  offering pursuant to
  Regulation S, net
  of expenses . . . . .                                                                                     1,170,254
Exercise of common
  stock Class B warrants,
  net of expenses . . .                                                                                     1,768,237
Exercise of 270,000
  shares of common
  stock options . . . .                                                                        (10,000)        17,000
Conversion of
preferred stock
to common stock
  Original
  perferred . . . . . .
  Series A
  preferred . . . . . .
Exercise of
  warrants
  issued for
  services
  rendered  . . . . . .                                                                                       303,750
Amortization of
  unearned
  compensation and
  deferred expenses . .                                       104,250          $7,473                         111,723
Dividend paid on
  Class A preferred
  stock . . . . . . . .       (97,281)
Unearned compensation
  associated wtih the
  grant of 1,500,000
  shares of common
  stock options . . . .                                                     (174,375)
Interest receivable
  on notes receivable-
  officers  . . . . . .                                                                        (4,282)        (4,282)
Shares acquired for
  treasury upon
  settlement
  of officer's
  indebtedness  . . . .                      (68,009)                                           68,009

Net loss for the
year  . . . . . . . . .    (5,713,480)                                                                    (5,713,480)
                         -------------     ---------        --------       ---------           -------    -----------
Balances, January
  2, 1994 . . . . . . .  $(32,524,341)     $(243,009)       $(22,250)      $(166,902)                      $3,208,370

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (CONTINUED)

                              SHARES
                            OUTSTANDING             COMMON SHARES            PREFERRED STOCK              ADDITIONAL
                         ------------------   -------------------------    --------------------   COMMON    PAID IN
                         ORIGINAL  SERIES A   ISSUED        OUTSTANDING    ORIGINAL     CLASS A   STOCK     CAPITAL
                         --------  --------   ------        -----------    --------     -------   -----     -------
Reflect 1-for-10
reverse stock
 split.............                           (31,885,068)  (31,885,068)                         $(287)         $287
Common stock issued
 for services
 performed.........                                556,199       556,199                              5    2,218,608
Issuance of common
 stock for
 financing services
 (Note 9) .........                                625,000       625,000                              6    1,528,607
Issuance of common
 stock in private
 placement to
 Conagher Co., Inc.
 net of monies not
 paid as of December
 31, 1994, of
 $1,606,878........                              3,750,000     3,750,000                             34    5,893,088
Exercise of 240,000
 shares of common
 stock options.....                                240,000       240,000                              2      337,998
Conversion of
 preferred stock
 to common stock
   Original preferred     (357)                     63,725        63,725    $(3)                      3
   Series A preferred             (1,800,074)      402,351       402,351              $(18,001)       4       67,499
Conversion of
 previously
 granted compensatory
 options to market
 value options......                                                                                       (174,375)
Amortization of
 unearned
 compensation and
 deferred expenses..
Warrants Exercised                                                                                             5,835
 Issuance of stock for
 commissions (Notes 8
 & 9)..............                                250,000       250,000                              2      499,998
Issuance of stock for
 acquisitions of
 assets............                                450,000       450,000                              4    1,699,996
Interest paid on
 Regulation D
 convertible
 debentures........                                 48,200        48,200                              0      132,236
Net loss for the year
                            ---   -----------   ----------     ---------      --             --     ---   ----------
Balances, December 31,
 1994..............         516                 10,249,066     9,928,261      $7             $0     $92  $48,356,319
                            ===   ===========   ==========     =========      ==             ==     ===  ===========

                              DEFICIT
                            ACCUMULATED                                             NOTES
                            DURING THE                                            RECEIVABLE
                            DEVELOPMENT    TREASURY     DEFERRED     UNEARNED        FROM
                               STAGE         STOCK      EXPENSE    COMPENSATION    OFFICERS      TOTAL
                               -----         -----      -------    ------------    --------      -----
Reflect 1-for-10
reverse stock
 split.............
Common stock issued
 for services
 performed.........                                   $(171,599)                                $2,047,014
Issuance of common
 stock for
 financing services
 (Note 9) .........                                                                              1,528,613
Issuance of common
 stock in private
 placement to
 Conagher Co., Inc.
 net of monies not
 paid as of December
 31, 1994, of
 $1,606,878........                                                                              5,893,122
Exercise of 240,000
 shares of common
 stock options.....                                                               (338,000)
Conversion of
 preferred stock
 to common stock
   Original preferred
   Series A preferred          $(49,502)
Conversion of
 previously
 granted compensatory
 options to market
 value options......                                               $166,902                        (7,473)
Amortization of
 unearned
 compensation and
 deferred expenses..                                     $69,917                                       917
Warrants Exercised                                                                                   5,835
 Issuance of stock for
 commissions (Notes 8
 & 9)..............                                                                                500,000
Issuance of stock for
 acquisitions of
 assets............                                                                              1,700,000
Interest paid on
 Regulation D
 convertible
 debentures........                                                                                132,236
Net loss for the year       (11,516,635)                                                      (11,516,635)
                           -------------  ----------  ----------   --------      ----------   ------------
Balances, December 31,
 1994..............        $(44,090,478)  $(243,009)  $(123,932)                 $(338,000)     $3,560,999
                           =============  ==========  ==========   ========      ==========   ============

       See accompanying notes to the consolidated financial statements.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED                        CUMULATIVE
                                            -------------------------------------------       MARCH 6, 1986
                                             DECEMBER 31,     JANUARY 2,     JANUARY 3,       TO DECEMBER 31,
                                                 1994            1994           1993              1994
                                            -----------      ----------     -----------       --------------
OPERATING ACTIVITIES
Net loss...................................  $(11,516,635)    $(5,713,480)  $(7,333,051)        $(43,885,389)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization of fixed
    assets.................................        798,106         721,977       571,804            3,696,462
  Amortization of intangibles..............          7,482           7,266       263,960              676,276
  Amortization of unearned compensation....        (7,473)           7,473     1,168,240            1,702,774
  Amortization of deferred expense.........         33,750         104,250       261,825              551,825
  Amortization of deferred financing cost..         69,917         122,400       381,209              573,526
  Common stock issued for expenses.........      2,047,014         161,938        91,187            2,313,889
  Common stock issued for financing
    related expenses (Note 9)..............      2,028,607              --            --            2,028,607
  Common stock issued for interest.........        132,236              --            --              132,236
  Loss on retirement of fixed assets.......             --              --            --               74,089
  Loss on disposal of laser segment........             --              --            --              579,848
  Loss on investment.......................         11,550          16,175       149,175              176,900
  Cancellation of indebtedness (Note 11)...        107,342         107,342        71,561              286,245
  Provision for loss contract (Note 12)....      (145,000)       (355,000)       500,000                   --
  Effect on cash flows of changes in
    assets and liabilities, net of effects
    of businesses acquired:
    Accounts receivable and other..........         94,049          49,960     (118,396)            (270,364)
    Inventories............................      (330,464)         140,504     (383,021)            (935,037)
    Prepaid expenses and other.............          (257)         303,652     (323,730)             (37,344)
    Receivables from officers and
      employees............................             --          19,418      (90,346)               39,657
    Accounts payable.......................        382,506         142,879     (296,720)            1,088,367
    Accrued expenses.......................        967,171       (226,531)       477,457            1,502,986
                                                   -------       ---------       -------            ---------
Net cash used in operating activities......   $(5,320,099)    $(4,389,777)  $(4,608,846)        $(29,704,447)
                                              ============    ============  ============        =============

        See accompanying notes to the consolidated financial statements.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                        YEAR ENDED                       CUMULATIVE
                                        ------------------------------------------      MARCH 6, 1986
                                         DECEMBER 31,    JANUARY 2,      JANUARY 3,     TO DECEMBER 31,
                                             1994           1994            1993             1994
                                        ------------    -----------    -----------     ----------------
INVESTING ACTIVITIES
Notes receivable--officers and
  employees...........................             $--            $--            $--           $(90,783)
Investments...........................              --        134,775         13,325             148,100
Capital expenditures..................       (388,396)      (617,315)    (1,164,436)         (6,410,936)
Other intangible assets...............       (111,357)       (18,811)       (21,397)           (874,492)
Payments for businesses acquired, net
  of cash acquired....................       (359,172)             --             --           (400,029)
                                             ---------             --             --           ---------
Net cash used in investing activities.       (858,925)      (501,351)    (1,172,508)         (7,628,140)
                                             ---------      ---------    -----------         -----------
FINANCING ACTIVITIES
Proceeds from exercise of common
  stock warrant.......................              --        303,750        150,971          13,550,571
Proceeds from exercise of common
  stock options.......................              --         17,000          1,000              32,270
Net proceeds from rights offering.....              --             --             --           2,684,217
Sales of common stock.................              --             --             --              98,762
Issuance of preferred stock...........              --             --             --                  12
Net proceeds from initial public
  offering............................              --             --             --           4,740,022
Net proceeds from sale of stock and
  warrants............................       4,932,964      4,818,870             --           9,811,834
Issuance of debt, net of costs........       1,491,000             --      7,034,653           8,521,653
Repayment of debt.....................       (531,000)      (629,409)      (369,622)         (1,549,031)
Shares acquired for treasury stock....              --             --             --           (175,000)
Dividend payment on preferred stock
  (Class A)...........................              --             --            (2)                 (2)
                                             ---------      ---------     ----------          ----------
Net cash provided by financing
  activities..........................       5,892,964      4,510,211      6,817,000          37,715,308
                                             ---------      ---------      ---------          ----------
Net increase (decrease) in cash and
  cash equivalents....................       (286,060)      (380,917)      1,035,646             382,721
Cash and cash equivalents at
  beginning of period.................         668,781      1,049,698         14,052                  --
                                               -------      ---------         ------            --------
Cash and cash equivalents at end of
  period..............................        $382,721       $668,781     $1,049,698            $382,721
                                              ========       ========     ==========            ========


        See accompanying notes to the consolidated financial statements.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL SCHEDULE OF SIGNIFICANT NONCASH TRANSACTIONS:

1992:

        The Company issued notes for costs associated with Class A convertible preferred stock of $554,000.

        Common stock was issued for consulting services totaling $91,187.

        The Company converted $4,080,000 of Notes to Class A convertible preferred stock.

        Warrants with a value of $55,821 were issued to settle a dispute.

1993:

        Common stock was issued for consulting services totaling $161,938.

        Common stock totaling $369,764 was issued for commission earned in connection with a private offering of common stock and warrants.

        The Company accepted the tender of notes payable totaling $2,860,000 into units in the Company's private placement of common stock and warrants.

1994:

        Common stock was issued for consulting services, commissions and expenses totaling $4,075,621.

        Common stock was issued to ALS for debt reduction and accrued interest totaling $958,094.

        The Company agreed to issue common stock valued at $600,000 to acquire the right to use the Wimbledon trademark license in the United States.

        Common stock was issued to acquire assets which were valued at $1,100,000.

        The Company entered into a non-competition agreement with its founder and former chairman and chief executive officer for $675,000.

        Company stock was issued to pay interest on Regulation D debentures in the amount of $132,236. Interest paid was $14,220, $166,262 and $49,013 for 1994, 1993 and 1992, respectively.

        See accompanying notes to the consolidated financial statements.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

1. DEVELOPMENT STAGE COMPANY

        The consolidated financial statements include the accounts of Quadrax Corporation (the Company) and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

        The Company was incorporated in the State of Delaware on March 6, 1986, for the purpose of converting and selling composite materials.

        The consolidated financial statements have been prepared on a going-concern basis. The Company is a development stage company that from its inception, through December 31, 1994, has expended cash in excess of cash generated from operations. Additionally, the Company has not achieved sufficient revenues to support future operations. Management believes that to continue as a going concern the Company will require additional financing and anticipates adequate additional financing will be available in fiscal 1995. The 1994 consolidated financial statements do not include any adjustments related to the uncertainty of future financing. As of April 1995, the Company has raised approximately $2,200,000 from the sale of its common stock in exempt transactions with private parties and believes that sufficient additional funds will be available to meet its cash needs in 1995.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Fiscal Year

        The Company converted its fiscal year, effective December 31, 1994, from a 52-53 week period ending on the Sunday closest to December 31 to a calendar year ending December 31. The fiscal year ended January 3, 1993 was a 53 week year. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

 Revenue Recognition

        Revenues received from research contracts, grants and uncompleted contracts are recognized to reflect the stage of completion of the project. The Company does not use the cost of completion method of accounting. Estimated losses are accrued at the time that it is determined a loss will be incurred in completing the contract. Sales of materials for evaluation and testing to third party customers are recognized at the time of shipment from the Company's manufacturing facilities.

 Cash Equivalents

        The Company considers all short term investments, consisting of money market funds and certificates of deposits, with original maturities of three months or less, to be cash equivalents for purposes of the statements of cash flows.

 Accounts Receivable

        The Company performs periodic credit evaluations and generally does not require collateral.

 Inventories

        Inventories are valued at the lower of first-in, first-out cost or market. Market for raw materials is determined based on replacement cost; market for work-in-process is determined based on net realizable value.

  Property and Equipment

        Depreciation is provided on the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Amortization of leasehold improvements is provided on the straight-line method over the remaining term of the lease.

  Patents

        The Company capitalizes certain patent costs related to patent applications. The costs of these assets are amortized using the straight-line method over the lesser of the useful life of the asset or its statutory life. Costs relating to patent applications are written off to expense at the time such costs are deemed to have no continuing value. During 1992, the Company accelerated and fully amortized certain patents and technology totaling $197,000.

  Goodwill

        The Company has classified as goodwill the cost in excess of the fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized on a straight-line method over 15 years. The carrying value of goodwill is evaluated in relation to the operating performance of the underlying business. Adjustments are made if the sum of expected future net undiscounted cash flows is less than book value.

  Research and Development

        Research and development costs are expensed as incurred. These expenses include costs related to product development, engineering and other wages, overhead and materials used. All costs associated with revenues from sale of materials for evaluation and testing and research income have been classified as research and development.

  Income Taxes

        In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes." The Company adopted the provisions of the new standard in its financial statements for the year ended January 3, 1993. Prior year financial statements were not restated and there was no cumulative effect of adopting the new standard.

        Under Statement 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as well as net operating loss carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method.

  Net Loss Per Common Share

        Net loss per common share is based on net loss, after the allowance for dividends on preferred stock outstanding, divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding stock options and warrants and to the conversion of preferred stock since the effect would be antidilutive. Net loss per common share has been retroactively adjusted for 1-for-10 reverse split effective July 20, 1994.

Employee Benefit Plan

        Effective February 1, 1993, the Company implemented a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the Plan). Under the Plan, eligible employees are permitted to contribute up to 15% of their gross salary, subject to certain limitations imposed by law. The Company matches one quarter of the first 6% of employee contributions up to a maximum of $500 per employee. Company contributions to the Plan were approximately $7,000 and $13,000 for the years ended December 31, 1994 and January 2, 1994, respectively.

3. ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                                             DECEMBER 31,   JANUARY 2,
                                                                 1994          1994
                                                             ------------   ----------
                Payroll...................................       $239,451   $139,774
                Professional fees.........................        555,022    123,986
                Insurance.................................         46,531     40,414
                Research grant............................            -0-     20,000
                Royalties and license fees................        212,000    162,000
                Expenses and professional fees related to
                  financing arrangements (Note 9).........        400,000        -0-
                Other.....................................         94,982     94,641
                                                                   ------     ------
                                                               $1,547,986   $580,815
                                                               ==========   ========

4. STOCKHOLDERS' EQUITY

        On July 20, 1994, the Company amended its Certificate of Incorporation to provide for a 1-for-10 reverse split, effective July 20, 1994. All number of shares of common stock and related per share amounts in the accompanying consolidated financial statements (except for the consolidated statements of changes in stockholders' equity (deficiency)), and notes thereto have been
adjusted to reflect this reverse split.   The consolidated statements of changes
in stockholders' equity (deficiency) have been adjusted to reflect this reverse split beginning with fiscal year 1994.

  Original Convertible Preferred Stock

        On April 24, 1987, the stockholders of the Company authorized the issuance of 1,172 shares of convertible preferred stock, $.01 par value per share. The terms of the convertible preferred stock permit the holders to elect three-fifths of the Company's Board of Directors until December 31, 1996. Each share of convertible preferred stock is convertible into 178.5 shares of common stock at the option of the holder. Holders of convertible preferred stock have no other voting rights and are not entitled to receive any dividends, but have a liquidation preference of $.01 per share upon dissolution.

        Effective December 31, 1994, 196.58 shares of convertible preferred stock were converted into 35,090 shares of common stock by the five holders thereof, who were issued an additional 40,000 shares of restricted common stock in connection with this transaction. In addition, on March 20, 1995, an additional share of convertible preferred stock was converted into 178 shares of common stock. All of the remaining convertible preferred stock has been conveyed to a trust to be voted at the direction of the common stockholders.

  Class A Convertible Preferred Stock

        During the first quarter of 1992, the Company initiated a private placement of 25,000 units of its 10% senior convertible notes. The notes were convertible into a new issue of the Company's Class A convertible preferred stock on the date that the new issuance was approved by the stockholders. The notes were convertible into preferred stock at a rate of $5.50 per share; the preferred stock is convertible into common stock on a ten shares for one share basis. On July 20, 1992, the Company issued 560,005 shares of Class A preferred stock (the First Series) upon conversion of $3,080,000 of the Company's senior convertible notes. On September 8, 1992, the Company issued an additional 237,093 shares of the First Series in connection with a $1.0 million private placement.

        As of September 15, 1994, all of the Class A convertible preferred stock, 1,800,074 shares including all accrued stock dividends due and payable, was converted into 402,351 new shares of the Company's common stock. The holders of the Class A convertible preferred stock also received 47,251 Class C warrants.

  Initial Public Offering and Common Stock Warrants

        On July 7, 1987, the Company consummated an initial public offering
(IPO) of 1,150,000 units, (including the exercise of the underwriter's over-allotment option for 150,000 units in September 1987). Each unit consisted of 0.30 shares of the Company's common stock and 0.30 Redeemable Class A Common Stock Purchase Warrants (the Class A warrants). Net proceeds from the IPO amounted to approximately $4,740,000, some of which were used to repay short-term debt and purchase treasury stock.

        On April 22, 1988, 344,455 Class A warrants were exercised at a per warrant exercise price of $26.25 resulting in the issuance of 344,455 shares of common stock and 344,455 Class B warrants. The proceeds from the exercise of the Class A warrants amounted to approximately $8,660,000, net of related costs of approximately $385,000. Each Class B warrant initially entitled the holder to purchase one share of common stock at an exercise price of $40.00 per share. During 1988, 20 Class B warrants were exercised. During 1990, 110 Class B warrants were exercised. Pursuant to a warrant reduction offer in 1990, a total of 155,359 Class B warrants were exercised at the reduced price of $30.00 per share of common stock. Proceeds from the exercise of the Class B warrants amounted to approximately $4,436,000, net of related costs of approximately $230,000. The remaining 1,890,607 Class B warrants expired March 31, 1993.

        The Company issued warrants to purchase 20,000 shares of the Company's common stock to the licensor of the Composite Materials Interlacer (CMI). During 1989, warrants as to 103 shares were exercised at $16.70 per share. The remaining warrants expired in July 1992.

        As consideration for short-term financing prior to the IPO, the Company issued warrants to purchase 14,000 shares of the Company's common stock at an exercise price of $7.00 per share. The warrants provided certain anti-dilutive rights which reduced the exercise price to $6.00 per share and increased the number of shares of common stock purchasable upon exercise of each warrant by a multiple of 1.166. In October 1992, 8,000 warrants were exercised resulting in the issuance of 9,329 shares of common stock. Proceeds from the exercise amounted to approximately $56,000. The remaining warrants expired in October 1992.

  Subsequent Equity Offerings and Common Stock Warrants

        In August 1991, the Company completed a rights offering to its shareholders in which 862,226 units were sold at $3.30 per unit. Each unit consisted of 0.30 shares of common stock and 0.10 Class C warrant to purchase shares at $14.60 per share. Net proceeds from the Rights Offering amounted to approximately $2,684,000. The 86,223 Class C warrants issued in conjunction with the rights offering, with adjustment for dilution, enable the holders to purchase, in the aggregate, 158,338 shares of common stock at an exercise price of $7.95 per share. The Class C warrants expire in July 2001.

        During 1991 and the first quarter of 1992, the Company raised interim capital by engaging in three private offerings for a total of $1,042,000. In conjunction with the 1991 offering, the Company issued warrants to purchase a total of 45,000 shares of common stock at exercise prices ranging from $13.30 to $14.60 per share. The warrants expire in July 2001. These warrants contain anti-dilution provisions, which adjust the exercise price and the number of shares of common stock issuable upon exercise. With adjustment for dilution, holders may purchase, in the aggregate, 56,999 shares of common stock at the per share exercise price of $10.50 per share. In addition, the holders of these warrants were entitled to convert these warrants to 60,799 Class C warrants at an exercise price of $11.20 per share which has happened for a total consideration to the Company of $680,950.

        In connection with the Company's offering of senior convertible notes in 1992, D. H. Blair & Co., Inc. (Blair), the Company's placement agent for the initial public offering in 1987, asserted a right of first refusal to act as placement agent for the offering of senior convertible notes. To settle this dispute, and in exchange for a general release from Blair of any other claims it may have against the Company, the Company issued a "Unit Purchase Option" to Blair in December 1992. The Unit Purchase Option entitles Blair to purchase 6,466 units for $16.50 per unit. Each unit consists of 3 shares of common stock and an A warrant entitling the holder to purchase a unit, which consists of 3 shares of common stock and a B warrant. The B warrant entitles the holder to purchase 3 shares of common stock. The A warrant is exercisable at $17.00 per share, and the B warrant is exercisable at $23.70 per share. The Company granted to Blair, or its assignee, certain "demand" and "piggyback" registration rights regarding the securities comprising the Unit Purchase Option. The Unit Purchase Option, the A Warrants and the B Warrants expire on September 1, 1997.

        The Company valued the Unit Purchase Option at $167,463. It accounted for the option as follows:

              Expenses related to the issuance of Series A Preferred
                Stock, i.e., costs of raising capital in the amount of....  $111,642
              Amortization of deferred expense in fiscal year 1992........    55,821
                                                                              ------
                        Total.............................................  $167,463
                                                                            ========

        In conjunction with offerings in December 1991, and the first quarter of 1992, the Company issued 25,200 Class C warrants. With adjustment for dilution, these Class C warrants entitle holders to purchase 46,277 shares of common stock at an exercise price of $1.83 per share.

        During the fourth quarter of 1992, the Company engaged in a $3,225,000 private offering of 10% short-term notes and Class D warrants (including $250,000 in notes paid as commission to the placement agent). In connection with the notes, the Company incurred debt issuance costs of $306,000 of which $122,400 were deferred at January 3, 1993, and recognized as interest expense in 1993.

        In May 1993, the Company closed a $4,890,000 private placement of common stock and warrants for the purchase of common stock. Subscribers and the placement agent received a total of 819,527 shares of common stock, Class E and Class F warrants. The Class E warrants have expired. The Class F warrants are exercisable at $15.00 per share and expire on March 31, 1997. Of the $4,890,000 in proceeds, $2,860,000 resulted from the conversion of 10% notes issued in 1992. The Company paid $365,000 in cash to those holders of the 10% notes who chose not to convert. In connection with this offering, the Company issued 67,230 shares to an agent for placement services. Subsequent to this private placement, the Company issued an additional 30,000 Class E and F warrants.

        In September 1993, the Company closed a $1,338,000 offering of common stock to a selected group of non-U.S. persons within the meaning of Regulation
S. A total of 205,846 shares were issued to subscribers.

        In the fourth quarter of 1993, the Company issued 389,149 shares of its common stock for proceeds of approximately $1,946,000 in connection with a Class E warrant reduction offer. During the period of the offering, the Company temporarily reduced the exercise price of its Class E warrants to $5.00 per share.

        During the fourth quarter of 1994, in conjunction with the Conagher & Co., Inc., financing, (Notes 9 and 10), the Company issued warrants to purchase 270,000 shares of its common stock to Manbey Partners. These warrants are exercisable at $3.00 per share commencing December 1, 1995, and expire on November 30, 1999.

        A summary of shares issuable upon exercise of warrants at December 31, 1994, is as follows:

                                                    NUMBER OF   EXERCISE   EXPIRATION
                            CLASS                     SHARES      PRICE       DATE
                ----------------------------------- ---------   -------  --------------
                Class C (traded OTC as QDRXZ*).....   484,716     $1.83   July 2001
                Class D............................   322,500      5.50   October 1998
                Class F............................   849,527     15.00   December 1995
                D.H. Blair Unit Purchase Option ...    19,398      5.50   September 1997
                D.H. Blair "A" Warrants............    19,398     17.00   September 1997
                D.H. Blair "B" Warrants............    19,398     23.70   September 1997
                Emanuel Co. Warrants...............    23,000      5.50   March 1997
                The Wall Street Group..............    13,913      7.19   May 1998
                Manbey Partners....................   270,000      3.00   November 1999
                                                    ---------
                          Total...................  2,021,850
                                                    =========

--------------

   * There is a total of 263,949 warrants outstanding with each warrant entitling the holder to purchase 1.8364 shares of common stock

        On January 20, 1994, the Company entered into an agreement with a consultant pursuant to which the consultant agreed to provide financial communications and merger acquisition services. Pursuant to this agreement, the Company agreed to issue the consultant 390,000 shares of common stock over a two year period. As of December 31, 1994, the Company had issued 310,555 shares of common stock to the consultant.

Supplemental Loss Per Share

        Supplemental loss per share was $2.00 for fiscal 1993 based upon 2,866,484 weighted average shares of common stock outstanding. Supplemental loss per share gives effect to actual conversions of convertible securities and repayment of debt as if they had occurred at the beginning of fiscal 1993.

5. STOCK OPTION PLANS

        The Company has three stock option plans; a 1989 Plan, a 1993 Plan and a 1994 Plan. The 1989 Plan has been terminated except with respect to options to purchase 139,106 shares of common stock which are outstanding.

        The 1993 Plan provides for the grant of options to purchase stock in the form of incentive stock options, non-qualified stock options and stock appreciation rights. As of December 31, 1994, the stockholders of the Company had authorized the issuance of 615,710 options pursuant to the 1993 Plan.

        During 1994, the Company adopted a Non-Qualified Stock Option Plan which permits the issuance of up to 500,000 shares of the Company's common stock to key executives. Under the terms of the plan, options granted are non-qualified stock options and are issued at prices as determined by the Company's Board of Directors. Options granted under the Plan are exercisable as determined by the Board of Directors of the Company. As of December 31, 1994, the Board of Directors had authorized the issuance of 438,000 options pursuant to the 1994 Plan.

        Also during 1994, the Company terminated the 1987 Incentive Stock Plan.

        Stock Option activity for the three prior years is summarized as follows:

                                                                                           PRICE PER
                                                                          OPTIONS            SHARE
                                                                          -------        -------------
              Outstanding at December 29, 1991.....                       259,057       $1.00 to $41.90
                Granted............................                       260,460                 $8.40
                Exercised..........................                       (11,746)      $1.00 to $ 5.00
                Canceled and forfeited                                    (46,962)      $1.00 to $41.90
                                                                          -------       ---------------
              Outstanding at January 3, 1993.......                       460,809       $1.00 to $40.00
                Granted............................                       273,025       $5.40 to $ 8.80
                Exercised..........................                      (27,000)                $ 1.00
                Canceled and forfeited.............                      (25,895)       $8.40 to $28.80
                                                                          -------       ---------------
              Outstanding at January 2, 1994.......                       680,939       $1.00 to $40.00
                Granted............................                     1,371,197       $2.00 to $ 3.13
                Exercised..........................                     (240,000)       $1.00 to $ 1.56
                Canceled and forfeited.............                     (539,433)       $1.00 to $40.00
                                                                          -------       ---------------
              Outstanding at December 31, 1994.....                     1,272,703       $1.00 to $ 8.00
                                                                        =========       ===============

        At December 31, 1994, options to purchase 932,149 shares were exercisable under all option plans.

6. COMMITMENTS

        At December 31, 1994, the Company has outstanding employment agreements with four senior officers and two other personnel. One agreement for one senior officer expires on December 31, 1996 and provides for a base salary of $150,000 with severance pay in the amount of $37,500. The other three agreements for senior officers expire on September 30, 1996 and provide for base compensation ranging from $90,000 to $119,000 and severance pay equal to one-half of base compensations. The Company recorded approximately $39,000 in fiscal 1994 for compensation expense for 200,000 shares of common stock issued to Mr. Palermo pursuant to his employment contract. $39,000 represents the amount of the total compensation expense ($462,500), amortized over five years, which is attributable to approximately five months (from August 9, 1994 to December 31, 1994). $462,500 represents the market value of 200,000 shares of the Company's common stock on the day of the option grants

        The Company has a commitment, under the agreement to acquire the outstanding stock of McManis Sports Associates (Note 8) to issue additional shares of common stock if, at the date of registration of the 250,000 shares issued, the average market value for the previous thirty days is less than $4.40 per share.

        Rent expense amounted to approximately $133,000, $222,000, and $302,000 in fiscal 1994, 1993, and 1992, respectively.

        Minimum rental payments under operating leases in future years are as follows:

                   1995..........      $208,716
                   1996..........      $164,241
                   1997..........      $157,885
                   1998..........      $145,325
                   1999..........      $132,009
                   Thereafter....      $411,362

7. INCOME TAXES

        Due to net losses incurred by the Company in each year since its inception, no provision for income taxes has been recorded. The Company has net operating loss carryforwards in the amount of approximately $37,540,000 and $27,773,000, and research and development tax credit carryforwards in the amount of $325,000 and $265,000 at December 31, 1994 and January 2, 1994, respectively. These carryforwards expire at various times from 2002 to 2009. The utilization of these carryforwards may be limited by Internal Revenue Code Section 382. Under Section 382, losses and other carryforwards are limited whenever a Company experiences a greater than 50% change in ownership. The amount, if any, of such limitation has not been determined at this time.

        The relationship of tax expense to loss before income taxes differs from the U.S. statutory rate primarily because of the net operating loss carryforward. A valuation allowance has been recognized to offset net deferred tax assets which consist primarily of the tax benefits associated with the net operating losses, since the realization of tax benefits of net operating loss carryforward is not assured. The valuation allowance has been increased by $4,109,000 and $3,427,000 in 1994 and 1993, respectively, to recognize the increases in deferred tax benefits that may not be fully realized prior to expiration.

                                                        DECEMBER 31,      JANUARY 2,
                                                           1994              1994
                                                        ------------     ----------
                   Deferred tax assets:
                     Net operating loss.............     $15,677,000     $11,598,000
                     Other..........................       1,700,000       1,640,000
                                                           ---------       ---------
                                                          17,377,000      13,238,000
                        Less valuation allowance....    (17,192,000)    (13,083,000)
                                                        ------------    ------------
                   Total deferred tax assets........         185,000         155,000
                   Deferred tax liabilities:
                     Other..........................       (185,000)       (155,000)
                                                           ---------       ---------
                   Total deferred tax liabilities...       (185,000)       (155,000)
                                                           ---------       ---------
                   Net deferred taxes...............            $-0-            $-0-
                                                                ====            ====

8. ACQUISITIONS

        In November, 1994, the Company acquired all of the outstanding stock of McManis Sports Associates, a manufacturer of and marketing representative for golf equipment, for $1,465,600 in common stock of the Company and $109,500 in cash. Included therein, the Company issued to Ablewood European Services, Limited, 150,000 shares of common stock (see Notes 9 and 10) as compensation for acting as an agent in bringing this opportunity to the Company. The Company issued 250,000 shares of common stock to the former shareholders of McManis (the "McManis Shareholders"). In addition, the Company agreed to issue additional shares to the McManis Shareholders if on the date that the supplemental registration goes effective, the average market price for the Company's common stock for the preceding 30 trading days is less than $4.40 per share. In such event, the Company will issue to each McManis Shareholder additional shares sufficient to restore the value of such McManis Shareholder's holdings in the Company to an amount equal to the number of shares issued to such McManis Shareholder at closing, multiplied by 4.40.

        The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. This treatment results in approximately $709,100 of cost in excess of assets acquired based on their estimated fair values as of December 31, 1994. This excess of $709,100, net of the common stock issued to Ablewood European Services, Limited will be amortized on a straight-line basis over 15 years. McManis Sports Associates is a development stage business and did not have significant operations in fiscal 1994. Therefore, no results of operations have been included in the Company's financials for the year ended December 31, 1994.

A summary of the assets acquired from McManis Sports Associates at December 31, 1994 is as follows:

                   Current assets.................................     $149,100
                   Other assets, primarily molds and equipment....      416,900
                   Intangibles, primarily goodwill................      709,100
                                                                        -------
                                                                     $1,275,100
                                                                     ==========

        In November, 1994, the Company acquired the exclusive right to utilize the Wimbledon trademark in the United States for tennis rackets, and in North America for certain apparel for $600,000 by the issuance of 200,000 shares of its common stock. This asset is being recorded on the books of the Company as an intangible asset.

        Also in November, 1994, the Company acquired certain assets and liabilities of Time Sports for approximately $360,000 in cash and notes payable to facilitate transfer of the Wimbledon license. The Company also issued to Ablewood European Services, Limited, 100,000 shares of common stock (see Notes 9 and 10), as compensation for acting as an agent in bringing this opportunity to the Company. This acquisition is being accounted for as a purchase of assets. Accordingly, the purchase price was allocated to the assets acquired based on their estimated net realizable values.

        The Time Sports assets acquired at December 31, 1994 are as follows:

                   Current assets.....................        $660,000
                   Equipmen...........................         100,000
                   Liabilities assumed................        (400,000)
                                                             ---------
                   Net value of assets................        $360,000
                                                              ========

        The 250,000 shares of stock issued to Ablewood European Services, Limited as compensation for acting as the Company's agent for the Company acquiring McManis Sports Associates, certain assets and liabilities of Time Sports and the trademark rights has been expensed in fiscal 1994 as a financing cost (Notes 9 and 10).

9. FINANCING RELATED EXPENSES

        Financing related costs during fiscal 1994 were incurred in connection with two transactions that the Company entered into during the fiscal year which were subsequently terminated. The first financing transaction was a proposed acquisition of the Company by Applied Laser Systems (ALS). The cost of the termination of this agreement was approximately $1,482,000 and consisted of 170,000 shares of common stock issued to the Company's investor relations consultant and other professional costs. The second financing transaction was the Conagher & Co., Inc. funding relationship which was terminated in February, 1995, (Note 10). The expenses incurred during this relationship were as follows:

                   Non-recurring expenses incurred in maintaining the office of
                     Pattinson Hayton, III, the Company's former Chairman, during July
                     through December 1994...................................................     $1,133,000
                   Reserve for advances made to Apogee Robotics Inc., at the
                     direction of Pattinson Hayton, III, the Company's former Chairman, from
                     August to October, 1994.................................................        365,000
                   Reserve for expenses incurred for maintenance of the office of
                     Pattinson Hayton, III, the Company's former Chairman, in fiscal 1995....        300,000
                   Common stock issued to consultants at the direction of
                     Pattinson Hayton, III, the Company's former Chairman....................      1,689,000
                   Other miscellaneous professional fees incurred in ending the
                     relationship with Conagher & Co., Inc...................................        100,000
                   Common stock issued at the direction of Pattinson Hayton, III, the Company's former Chairman, for commissions payable in connection with the acquisition of McManis Sport Associates, the assets of Time Sports,
                     Inc. and the Wimbledon trademark license (Note 8).......................        500,000
                                                                                                     -------
                   Total Conagher & Co., Inc. financing costs................................      4,087,000
                   ALS financing costs.......................................................      1,482,000
                                                                                                   ---------
                             Total financing related expenses................................     $5,569,000
                                                                                                  ==========

10. CHANGES IN CONTROL

        On February 13, 1995, the Company entered into an agreement with Pattinson Hayton, III, the Company's former Chairman, and two of his affiliated companies, Conagher & Co., Inc., a California corporation (Conagher), and Allied-Asian Consolidated Limited, a Hong Kong corporation (Allied-Asian) pursuant to which Mr. Hayton caused voting control over the corporation to be returned to its common stockholders in exchange for, among other things:

   - a reduction in amount and an extension of the time for payment of certain notes due from Conagher for the purchase of common stock of the Company;

   - the issuance to Allied-Asian, or its nominees, of 1,150,000 shares of common stock of the Company, in restricted form; and

   - the assumption by the Company of certain outstanding obligations owed by Conagher and guaranteed by Mr. Hayton, personally, to Richard A. Fisher (see Note 11), the founder and former Chief Executive Officer of the Company.

        Mr. Hayton had acquired financial and voting control over the Company in July, 1994, when Conagher purchased 1,500,000 restricted shares of the Company's common stock for an aggregate price of $3 million, and also purchased from Mr. Fisher approximately 62% of the Company's original preferred stock (the Control Block), which gave Conagher the right to elect 3/5 of the members of the Company's Board of Directors.

        In connection with these transactions, Mr. Hayton reconstituted the Board of Directors, and had himself elected Chairman. Mr. Fisher resigned as Chairman and subsequently terminated his employment with the Company due to the change in control of the Company, although he remains available under an agreement with the Company to consult with the Company as needed.

        Subsequently, in September, 1994, Conagher purchased an additional 2,250,000 shares for an additional $4.5 million, bringing its total commitment to $7.5 million for 3,750,000 shares. Each of these stock purchases were paid for through promissory notes issued by Conagher. The stock was re-sold by Conagher to various off-shore investors in a series of transactions that Conagher advised the Company had been structured by Conagher to comply with the exemption from registration available pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

        Conagher failed to meet the payment schedule under its promissory notes to the Company, although it did pay its initial note in full ahead of final maturity, in large part because Conagher assumed the Company's obligations to Applied Laser Systems in the amount of approximately $1,300,000. By December, 1994, Conagher was sufficiently delinquent on its second note that the Company's operations were suffering from a shortage of working capital. Subsequent to January 31, 1995, Conagher missed the final payment due, the Board of Directors demanded, and received, Mr. Hayton's resignation as Chairman and a member of the Board of Directors of the Company and the surrender by Conagher of its Control Block in exchange for the consideration described above.

        During the approximately 7 month period in which Mr. Hayton controlled the Company, he directed substantial resources away from the Company's core business and into activities that the current management was either unaware of or did not endorse and does not consider indicative of the Company's ongoing operations. These included the hiring of various "consultants" and various product promotional campaigns that management does not believe were in the best interests of the Company or its stockholders. In the wake of Mr. Hayton's relinquishing of control, these activities have ceased. In order to present an accurate representation of the Company's ongoing cost of continuing operations, management has reported these items, as well as certain expenses associated with the terminated Applied Laser Systems transaction, as a separate line item entitled "Financing Related Expenses" on its Statement of Operations. The effects of the termination agreement with Mr. Hayton were fully accounted for in the fiscal year December 31, 1994.

11. RELATED PARTY TRANSACTIONS

        In connection with the change of control (Note 10), the Company's founder resigned as a director and chief executive officer in September, 1994 and the Company retained him as a consultant at the rate of $6,250 per month which may be increased based on level of effort under a contract that extends through December 31, 1996; secured a non-competition agreement extending for a five year period for a fee of $675,000 payable over five years; accelerated the cancellation of certain amounts due from him in the amount of approximately $40,000; and agreed to accept payment for stock to be acquired by him upon exercise of stock options in promissory notes payable over five years.

        During fiscal 1994, the former chief executive officer exercised options covering 240,000 shares of the Company's common stock, delivering notes therefor aggregating $338,000.

        The Company has also entered into a severance agreement with its former chief executive officer which provides for the continuing payment of certain benefits, including medical and life insurance.

        In connection with the repurchasing of the voting control over the Company from Pattinson Hayton, III and his affiliated corporate entities (Note
10), the Company assumed the obligation of Conagher & Co. to pay the former chief executive officer $750,000 for the convertible preferred stock which he had previously sold to Conagher & Co. The note is payable in monthly installments of $75,000 plus interest, over a 10 month period commencing April 1995, provided that payments are not due if the Company does not have working capital of at least $500,000, and provided further that additional payments are due if the Company receives certain levels of additional equity financing.

        During 1988, the Company entered into a limited partnership agreement and, accordingly, has a one-third interest in a limited partnership that is the lessor of the Company's operating facility. In 1992, the Company pledged a $250,000 certificate of deposit as security for rent under a lease that secures a mortgage loan agreement entered into by the limited partnership in connection with the construction of the facility. In October 1993, the Company executed a revised lease which extended the lease through 2003, significantly reduced the Company's annual lease payments, and modified the Company's option to purchase the building. In connection with the executed lease, the lender reduced the balance of the mortgage based on the reduction in the fair market value of the building under current market conditions. In exchange for the reduced loan balance, the Company transferred the $250,000 certificate of deposit to the limited partnership as a capital contribution, and the limited partnership transferred the certificate of deposit to the lender. In exchange for the $250,000 payment from the Company, the limited partnership executed a second deed of trust payable to the Company in the amount of $250,000. The Company's investment in the limited partnership is carried at cost.

        The Company has made advances to certain directors and officers. In November 1992, these individuals provided their personal guarantees of a performance bond for the Company's submarine laminate contract totaling approximately $1,173,000. The guarantees were several in nature. In addition, these individuals agreed to provide similar guarantees, if required, for bonds assuring the Company's performance of other contracts. There is no dollar limit on the amount of guarantees these individuals agreed to provide.

        In partial consideration of the submarine laminate contract guarantee and the agreement to guarantee, the Company agreed to cancel the existing notes and security agreements, classified the unpaid amounts as advances and approved a schedule providing for the cancellation of the indebtedness ending in January 1995 (25% effective January 1, 1993, 37.5% effective January 1, 1994, and 37.5% effective January 1, 1995). The total amount of advances and accrued interest to be canceled was $286,244. As of January 2, 1994, 62.5% of these amounts were canceled in accordance with the schedule as noted above. The remaining 37.5% of the related party indebtedness was either canceled or fully reserved for the in the fiscal year December 31, 1994.

        On February 28, 1992, these individuals exercised 10,746 stock options, at an exercise price of $5.00 per share. The Company accepted unsecured notes totaling $53,727 as payment. These notes have been included as a reduction of stockholders' equity at January 3, 1993. On July 14, 1993, an officer/director exercised 10,000 stock options at an option price of $1.00 per share. With consent of the Board of Directors, these individuals tendered 8,883 shares of the Company's common stock in full payment for the unsecured notes of $53,727, employee advances of $10,000 and interest receivable on the notes of $4,282. The shares were retained by the Company as treasury stock.

        During 1992, the Company granted $50,000 to Stanford University for the development of thermoplastic composite processing technologies. Dr. Stephen Tsai, a former director of the Company, is a professor at Stanford University.

12. PRODUCTION CONTRACTS

        During the fourth quarter of 1992, the Company began its first production scale contract totaling approximately $1,173,000. During fiscal
1992, the Company recorded revenues of approximately $145,700 and cost of goods sold of approximately $806,400 relating to this contract. Included in the cost of goods sold is a charge of $500,000 representing the estimated costs in excess of revenues to complete this contract.

        During the fourth quarter of 1993, the Company began its second production scale contract totaling approximately $117,000. During fiscal 1993, the Company recorded revenues of approximately $64,700 and cost of goods sold of approximately $326,300 relating to this contract. Included in the cost of goods sold is a charge of $145,000 representing the estimated costs in excess of revenues to complete the contract. This contract was completed in the second quarter of fiscal 1994 and no new production contracts were commenced during the balance of fiscal 1994. The Company commenced and completed two production contracts in fiscal 1995.

13. NOTES PAYABLE

        The Company's notes payable consist of notes due totaling $310,000; one is a non-interest bearing note for $250,000 due regarding the acquisition of certain assets and liabilities of Time Sports, (see Note 8); the others are 10% interest bearing notes totaling $60,000 due to the holders of subordinated debentures issued by the Company pursuant to Regulation D.