Form 10QSB/A
period 1995-03-31
QUADRAX CORP
filed 1996-01-17
CIK 814273

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-QSB/A

                                AMENDMENT NO. 1

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 1995


/   /    Transition Report Pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934 for the transition period from        to
                                                            --------  -------

                        Commission File Number:  0-16052

                              QUADRAX CORPORATION

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      05-0420158
        (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)

             300 HIGH POINT AVENUE                                  02871
           PORTSMOUTH, RHODE ISLAND                              (Zip Code)
   (Address of Principal Executive Offices)


                                 (401) 683-6600
              (Registrant's Telephone Number, Including Area Code)

   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                              -------  ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                                                   OUTSTANDING AT APRIL 28, 1995
             -----------------                                             -----------------------------
          Common Stock, par value                                                12,794,990 shares
            $.000009 per share

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q

                                                                                                                            PAGE
PART I - FINANCIAL INFORMATION
 Item 1      --   Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 1995 and at December 31, 1994 . . . . . . . . . . . . . 3-4

                  Condensed Consolidated Statements of Operations for
                  the three months ended March 31, 1995 and April 3,
                  1994 and the period from March 6, 1986 (date of incorporation) to March 31, 1995 . . . . . . . . . . . . . . 5

                  Condensed Consolidated Statements of Cash Flows for
                  the three months ended March 31, 1995 and April 3,
                  1994 and the period from March 6, 1986 (date of incorporation) to March 31, 1995 . . . . . . . . . . . . . 6-7

                  Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . 8-9

 Item 2      --   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10-11

PART II - OTHER INFORMATION
 Item 1      --   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

 Item 6      --   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

 Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                  (UNAUDITED)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          MARCH 31,          DECEMBER 31,
                                                            1995                1994
                                                       -------------       --------------

Current assets:
         Cash and cash equivalents                       $ 1,186,361       $  382,721
         Accounts receivable                               1,258,699          224,180

Inventories:
         Raw materials                                       464,581        1,059,213
         Work in process                                     555,890          212,573
                                                          -------------    -------------
                                                           1,020,741        1,271,786
Other current assets                                          74,782           81,756
                                                          -------------    -------------

                 TOTAL CURRENT ASSETS                      3,540,583        1,960,443
                                                          -------------    -------------

Property and equipment, at cost:
         Machinery and equipment                           4,053,480        3,875,955
         Office equipment                                    733,458          689,944
         Leasehold improvements                            1,035,513        1,035,513
                                                          -------------    -------------
                                                           5,822,451        5,601,412
         Less accumulated depreciation and amortization    3,105,033        2,984,104
                                                          -------------    -------------

                 NET PROPERTY AND EQUIPMENT                2,717,418        2,617,308
                                                          -------------    -------------

Receivables from officers and employees                       54,728           54,728

Non-competition agreement                                    607,500          641,250

Goodwill                                                     700,244          709,142

Other assets                                                 367,855          507,855

License agreement                                            600,000          600,000

Patents, net of amortization                                 167,472          169,437
                                                          -------------    -------------
                 TOTAL ASSETS                            $ 8,755,800     $  7,260,163
                                                          =============    =============




See accompanying notes.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                  (UNAUDITED)

                          CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           MARCH 31,        DECEMBER 31,
                                                              1995              1994
                                                         ------------     ---------------
Current liabilities:
         Accounts payable                               $  1,672,735     $  1,166,178
         Accrued expenses                                    996,148        1,547,986
         Notes payable to related party                      885,000          135,000
         Notes payable                                       290,000          310,000
                                                         ------------     ------------
                 TOTAL CURRENT LIABILITIES                 3,843,883        3,159,164

         Note payable to related party                       540,000          540,000
                                                         ------------     ------------
                 TOTAL LIABILITIES                         4,383,883        3,699,164
                                                         ------------     ------------
Stockholders' equity:
         Original convertible preferred stock                      7                7
         Common stock                                            104               92
         Additional paid-in capital                       51,512,117       48,356,319
         Deficit accumulated during development stage    (45,577,002)     (44,090,478)
                                                         ------------     ------------
                                                           5,935,226        4,265,940
Less:
         Treasury stock, at cost:                           (993,009)        (243,009)
         Unearned compensation and deferred expenses         (85,800)        (123,932)
         Note receivable for options                        (484,500)        (338,000)
                                                         ------------     ------------
         TOTAL STOCKHOLDERS' EQUITY                        4,371,917        3,560,999
                                                         ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                  $  8,755,800       $7,260,163

                                                         ============     ============


See accompanying notes.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                    Cumulative
                                                                                   March 6, 1986

                                               Three months     Three months         (Date of
                                                    Ended         Ended          incorporation) to
                                               March 31, 1995   April 3, 1994     March 31, 1995
                                               --------------- --------------   ---------------------

Revenue:
         Product sales                         $ 1,074,643      $    74,047       $  6,400,445
         Interest income                             8,995            2,007          1,400,357
         Other income                                    0                0             68,408
                                               ------------     -----------       ------------
                 TOTAL REVENUE                   1,083,638           76,054          7,869,210
                                               ------------     -----------       ------------

Expenses:
         Cost of goods sold                        714,420           27,012          2,614,060
         Research and development                  236,074          399,309         13,661,892
         Selling, general and administrative     1,411,606          672,646         20,594,922
         Depreciation and amortization             203,672          195,827          7,091,821
         Interest expense                            4,390            4,239            454,529
         Loss on investment                              0                0            165,350
         Non-recurring financing
           related expenses                              0        1,449,851          5,568,733
                                               ------------     -----------       ------------

                 TOTAL EXPENSES                  2,570,162        2,748,884         50,151,307
                                               ------------     -----------       ------------

NET LOSS FROM CONTINUING
OPERATIONS                                     $(1,486,524)     $(2,672,830)      $(42,282,097)

Discontinued operations:
         Net loss from discontinued
           operations                                    0                0         (2,509,968)
         Loss on disposal of laser segment               0                0           (579,848)
                                               ------------     -----------       ------------
         NET LOSS                              $(1,486,524)     $(2,672,830)      $(45,371,913)
                                               ============     ===========       ============

         NET LOSS PER COMMON SHARE                  $(0.14)          $(0.73)
                                               ===========      ===========
         WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                     10,779,444        3,649,857
                                                ==========      ===========


See accompanying notes.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)



                                                                                  Cumulative
                                                                                  March 6, 1986

                                               Three months     Three months         (Date of
                                                   Ended            Ended       incorporation) to
                                               March 31, 1995   April 3, 1994     March 31, 1995
                                               --------------  --------------    -----------------
Cash flows from operating activities:
    Net loss                                    $(1,486,524)     $(2,672,830)   $(45,546,913)
    Adjustments to reconcile net income
      to net cash used
      in operating activities:
      Depreciation & amortization
          of fixed assets                           120,929          156,776         3,817,391
      Amortization of intangibles                    44,613            1,155           720,889
      Amortization of unearned compensation               0           14,946         1,702,774
      Amortization of deferred expense               38,132           22,250           589,957
      Amortization of deferred debt expense               0                0           573,526
      Common stock issued for consulting
           services                                  34,616           787,500        2,348,505
      Common stock issued for interest                    0                0           132,236
      Common stock issued for financing
           related expenses                               0                0         2,028,607
      Loss on retirement of fixed assets                  0                0            74,089
      Loss on disposal of laser segment                   0                0           579,848
      Loss on investment                                  0                0           176,900
      Cancellation of indebtedness                        0           26,835           286,245
      Provision for loss contract                         0         (142,394)               0
      Effect on cash flows of changes in
         assets and liabilities:
         Accounts receivable and other           (1,034,519)          69,723       (1,304,883)
         Inventories                                251,045          (42,079)        (683,992)
         Prepaid expenses and other assets            6,974            9,812          (30,370)
         Receivables/payables from officers
               and employees                              0                0           39,657
         Accounts payable                           506,557          184,431        1,594,924
         Accrued expenses                          (551,838)          85,147          951,148
         Non-current liabilities                          0          328,125                0
                                                  -----------      -----------     -----------

           Net cash used in operating
             activities                          (2,070,015)      (1,170,603)     (31,949,462)
                                                  -----------      -----------     -----------

Cash flows from investing activities:
    Notes receivable - officers and employees             0                0          (90,783)
    Investments                                           0           11,550          148,100
    Capital expenditures, net                      (221,039)        (208,996)      (6,456,975)
    Other intangible assets                               0             (793)        (874,492)
    Payments for businesses acquired                140,000                0         (260,029)
         net of cash acquired
                                                  -----------      -----------     -----------

             Net cash provided by (used in)
             investing activities                   (81,039)        (198,239)      (7,534,179)
                                                  -----------      -----------     -----------


Cash flows from financing activities:
    Proceeds from exercise of common
           stock warrants, net                            0            2,400       13,550,571
    Proceeds from exercise of common
           stock options                             25,300                0           57,570
    Net proceeds from rights offering                     0                0        2,684,217
    Sales of common stock                                 0                0           98,762
    Issuance of preferred stock                           0                0               12
    Net proceeds from initial public offering             0                0        4,740,022
    Net proceeds from sale of stock
            and warrants                          2,949,394                0       12,761,228
    Issuance of debt                                      0        1,000,000        8,521,653
    Repayment of debt                               (20,000)               0       (1,569,031)
    Shares acquired for treasury stock                    0                0         (175,000)
    Dividend payment on preferred
            stock (series A)                              0                0               (2)
                                                  ----------       ----------      -----------

         Net cash provided by financing
             activities                           2,954,694        1,002,400       40,670,002
                                                  ----------       ----------      -----------

Net increase (decrease) in cash and cash            803,640         (366,442)      $1,186,361
             equivalents                                                           ==========

Cash and cash equivalents at beginning of period    382,721          668,781
                                                  ----------      -----------

Cash and cash equivalents at end of period       $1,186,361         $302,339

                                                 ===========     ============



See accompanying notes

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 1995 AND APRIL 3, 1994
                                  (UNAUDITED)

           SUPPLEMENTAL SCHEDULE OF SIGNIFICANT NONCASH TRANSACTIONS:

1995:

         The Company assumed $750,000 of debt due its former chairman from Conagher & Co., Inc. (See Note 4), for Conagher's purchase of the original preferred stock in 1994.

1994:

         None.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                              QUADRAX CORPORATION


PART II - OTHER INFORMATION

         Item 1  --  Legal Proceedings

         As of the date of this Amendment No. 1 to this Form 10-QSB, the Securities and Exchange Commission is conducting two informal investigations of the Company for activities occurring in 1994 and 1995. The following discussion is based on information learned by the Company as a result of its involvement in the Commission's activities. There may be other significant information regarding these matters of which the Company is, at the time, not aware.

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

         Item 6  --  Exhibits and Reports on Form 8-K

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

                              QUADRAX CORPORATION
                                  (Registrant)


By:  /s/  James J. Palermo                          Date:  January 17, 1996
     -----------------------------------------
     James J. Palermo, Chairman and
     Chief Executive Officer



By:  /s/  Edward A. Stoltenberg                     Date:  January 17, 1996
     -----------------------------------------
     Edward A. Stoltenberg,
     Acting Chief Financial Officer (Principal
     Accounting Officer)

                                 EXHIBIT INDEX


                                                                             Sequentially
                Exhibit                                                      Numbered
                Number                          Description                  Page
                -----------                   ----------------               --------------
                 27.1                      Financial Data Schedule
                                           (Electronic Filing Only)