Form 10QSB/A
period 1995-06-30
QUADRAX CORP
filed 1996-01-17
CIK 814273

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1995

/ / Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from
                                                          ---------------
      to                       .
        -----------------------

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
Yes   x    No
   ------     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                            OUTSTANDING AT AUGUST 8, 1995
           ---------------                       -----------------------------
         Common Stock, par value                       16,350,243 shares
           $.000009 per share

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)


                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION                                                                             PAGE

         Item 1  --  Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets at
                     June 30, 1995 and at December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . 4

                     Condensed Consolidated Statements of Operations
                     for the three and six months ended June 30, 1995 and
                     July 3, 1994 and the period from March 6, 1986
                     (date of incorporation) to June 30, 1995   . . . . . . . . . . . . . . . . . . . . . . 5

                     Condensed Consolidated Statements of Cash Flows
                     for the three and six months ended June 30, 1995 and
                     July 3, 1994 and the period from March 6, 1986
                     (date of incorporation) to June 30, 1995   . . . . . . . . . . . . . . . . . . . . . 6-7

                     Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . .  8-10

         Item 2  --  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . 11-13


PART II - OTHER INFORMATION

         Item 1  --  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

         Item 6  --  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .  14

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                            JUNE 30, 1995             DECEMBER 31, 1994
                                                         -------------------       -----------------------
 Current assets:
    Cash and cash equivalents                                $ 2,367,857                $ 382,721
    Accounts receivable                                          925,195                  224,180

 Inventories:
    Raw materials                                                401,273                1,059,213
    Work in process                                              663,153                  212,573
                                                         -------------------       -----------------------
                                                               1,064,426                1,271,786
 Other current assets                                            216,405                   81,756
                                                         -------------------       -----------------------

        TOTAL CURRENT ASSETS                                   4,573,883                1,960,443
                                                         -------------------       -----------------------

 Property and equipment, at cost:
    Machinery and equipment                                    4,497,850                3,875,955
    Office equipment                                             739,382                  689,944
    Leasehold improvements                                     1,037,157                1,035,513
                                                         -------------------       -----------------------
                                                               6,274,389                5,601,412
    Less accumulated depreciation and amortization             3,230,625                2,984,104
                                                         -------------------       -----------------------

        NET PROPERTY AND EQUIPMENT                             3,043,764                2,617,308
                                                         -------------------       -----------------------

 Receivables from officers and employees                          54,728                   54,728

 Non-competition agreement                                       573,750                  641,250

 Goodwill                                                        685,504                  709,142

 Other assets                                                    367,855                  507,855

 License agreement                                               600,000                  600,000

 Patents, net of amortization                                    165,507                  169,437
                                                         -------------------       -----------------------
                                            TOTAL ASSETS    $ 10,064,991              $ 7,260,163
                                                         ===================       =======================

                                        See accompanying notes.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS EQUITY


                                                               JUNE 30, 1995          DECEMBER 31, 1994
                                                             -----------------     ----------------------
 Current liabilities:
    Accounts payable                                            $ 1,117,836            $ 1,166,178
    Accrued expenses                                                761,247              1,547,986
    Notes payable to related party                                  660,000                135,000
    Notes payable                                                   250,000                310,000
                                                             -----------------     ----------------------
                                   TOTAL CURRENT LIABILITIES      2,789,083              3,159,164

 Note payable to related party                                      540,000                540,000
                                                             -----------------     ----------------------
                                           TOTAL LIABILITIES      3,329,083              3,699,164

 Stockholders' equity:
    Original convertible preferred stock                                  7                      7
    Class A convertible preferred stock                           1,339,200                      0
    Common stock                                                        131                     92
    Additional paid-in capital                                   54,270,816             48,356,319
    Deficit accumulated during development stage                (47,008,195)           (44,090,478)
                                                             -----------------     ----------------------
                                                                  8,601,959              4,265,940
 Less:
    Treasury stock, at cost:                                       (993,009)              (243,009)
    Unearned compensation and deferred expenses                    (197,601)              (123,932)
    Note receivable for options                                    (675,441)              (338,000)
                                                             -----------------     ----------------------
                                  TOTAL STOCKHOLDERS' EQUITY      6,735,908              3,560,999
                                                             -----------------     ----------------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 10,064,991            $ 7,260,163
                                                             =================     ======================

                                        See accompanying notes.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                                        Cumulative
                                                  Three             Three                                              March 6,1986
                                                 months             months          Six months        Six months         (Date of
                                                  Ended             Ended             Ended             Ended         incorporation)
                                                June 30,         July 3, 1994        June 30,        July 3, 1994       to June 30,
                                                  1995                                 1995                                1995
                                               -------------    ---------------   --------------    ---------------   --------------
 Revenue:
   Product sales                                 $1,234,786         $ 132,289        $2,309,429         $ 206,336        $7,635,231
   Interest income                                        0               208             8,995             2,215         1,400,357
   Other income                                           0                 0                 0                 0            68,408
                                               -------------    ---------------   --------------    ---------------   --------------
                              TOTAL REVENUE       1,234,786           132,497         2,318,424           208,551         9,103,996
                                               -------------    ---------------   --------------    ---------------   --------------

 Expenses:
   Cost of goods sold                             1,043,208            14,246         1,757,628            41,258         3,657,268
   Research and development                         (24,833)          289,132           211,240           688,441        13,637,058
   Selling, general and administrative            1,422,334           771,001         2,833,940         1,443,647        22,017,256

   Depreciation and amortization                    220,245           140,748           423,917           336,575         7,312,066
   Interest expense                                   5,025            28,611             9,415            32,850           459,554
   Loss on investment                                     0                 0                 0                 0           165,350
   Non-recurring financing related                        0                 0                 0         1,449,851         5,568,733
     expenses
                                               -------------    ---------------   --------------    ---------------   --------------
                             TOTAL EXPENSES       2,665,979         1,243,738         5,236,140         3,992,622        52,817,285
                                               -------------    ---------------   --------------    ---------------   --------------

        NET LOSS FROM CONTINUING OPERATIONS      (1,431,193)       (1,111,241)       (2,917,716)       (3,784,071)      (43,713,289)

 Discontinued operations:
   Net loss from discontinued operations                  0                 0                 0                 0        (2,509,968)
   Loss on disposal of laser segment                      0                 0                 0                 0          (579,848)
                                               -------------    ---------------   --------------    ---------------   --------------
                                   NET LOSS     $(1,431,193)      $(1,111,241)      $(2,917,716)      $(3,784,071)     $(46,803,105)
                                               =============    ===============   ==============    ===============   ==============
                NET LOSS PER COMMON SHARE *        $  (0.11)         $  (0.32)         $  (0.25)         $  (1.05)
                                               =============    ===============   ==============    ===============
             WEIGHTED AVERAGE COMMON SHARES     (13,008,872)        3,674,068        11,900,316         3,661,963
                                OUTSTANDING
                                               =============    ===============   ==============    ===============


                                        See accompanying notes.



 * Gives effect for all periods to a 1-for-10 reverse split effective July 20, 1994.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                                                          Cumulative
                                                                                                        March 6, 1986
                                                               Six Months           Six Months             (date of
                                                                 Ended                 Ended            incorporation)
                                                             June 30, 1995         July 3, 1994        to June 30, 1995
 Cash flows from operating activities:
   Net loss                                                      $(2,917,716)         $(3,784,071)         $(46,803,105)
    Adjustments to reconcile net income to net cash
      used in operating activities:
     Depreciation & amortization of fixed assets                     246,521              318,057             3,942,983
     Amortization of intangibles                                      95,065                3,741               771,341
     Amortization of unearned compensation                                 0               (7,473)            1,702,774
     Amortization of deferred expense                                 82,331               22,250               634,156
     Amortization of deferred debt expense                                 0                    0               573,526
     Common stock issued for expenses                                258,274            1,287,225             2,572,163
     Common stock issued for interest                                      0                    0               132,236
     Common stock issued for financing related expenses                    0                    0             2,028,607
     Loss on retirement of fixed assets                                    0                    0                74,089
     Loss on disposal of laser segment                                     0                    0               579,848
     Loss on investment                                                    0                    0               176,900
     Cancellation of indebtedness                                          0               66,495               286,245
     Provision for loss contract                                           0             (145,000)                    0
     Effect on cash flows of changes in assets and
       liabilities:
       Accounts receivable and other                                (701,015)              65,060             (971,379)
       Inventories                                                   207,361              (48,131)            (727,676)
       Prepaid expenses and other assets                            (134,649)              18,947             (171,993)
       Receivables/payables from related parties                    (225,000)                   0             (185,343)
       Accounts payable                                              (48,342)             428,041            1,040,025
       Accrued expenses                                             (786,739)              30,038              716,247
       Non-current liabilities                                             0               90,000                    0
                                                            ------------------     ---------------       ---------------
                    Net cash used in operating activities         (3,923,909)          (1,654,821)         (33,628,356)
                                                            ------------------     ---------------       ---------------

 Cash flows from investing activities:
     Notes receivable - officers and employees                             0                    0               (90,783)
      Investments                                                          0               11,550               148,100
     Capital expenditures, net                                      (672,977)            (255,685)           (7,083,913)
     Other intangible assets                                               0              (15,182)             (874,492)
     Payments for businesses acquired net of cash                    140,000                    0              (260,029)
       acquired
                                                            ------------------      ---------------       ---------------
                 Net cash provided by (used in) investing
                   activities                                       (532,977)            (259,317)           (8,161,117)
                                                            ------------------      ---------------       ---------------

 Cash flows from financing activities:
     Proceeds from exercise of common stock warrants,                      0                2,400            13,550,571
       net
     Proceeds from exercise of common stock options                   25,300                    0                57,570
     Net proceeds from rights offering                                     0                    0             2,684,217
     Sales of common stock                                                 0                    0                98,762
     Issuance of preferred stock                                   1,339,200                    0             1,339,212
     Net proceeds from initial public offering                             0                    0             4,740,022
     Net proceeds from sale of stock and warrants                  5,137,522                    0            14,949,356
     Issuance of debt                                                      0            1,250,000             8,521,653
     Repayment of debt                                               (60,000)                   0            (1,609,031)
     Shares acquired for treasury stock                                    0                    0              (175,000)
     Dividend payment on preferred stock (series A)                        0                    0                    (2)
                                                            ------------------      ---------------       ---------------
                Net cash provided by financing activities          6,442,022            1,252,400            44,157,330
                                                            ------------------      ---------------       ---------------

 Net increase (decrease) in cash and cash equivalents              1,985,136             (661,738)           $2,367,857
                                                                                                          ===============
 Cash and cash equivalents at beginning of period                    382,721              668,781
                                                            ------------------      ---------------
  Cash and cash equivalents at end of period                       $2,367,857             $ 7,043
                                                            ==================      ===============

                                        See accompanying notes.

                              QUADRAX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                  (UNAUDITED)

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

         Also during the period ended June 30, 1995, the Company's former Chief Executive Officer, Richard A. Fisher's consulting agreement dated September 30, 1994 was amended to reflect an increase in consulting fees of $12,500 per month and to issue him an additional 100,000 shares of common stock, in recognition of the substantial additional efforts expended and to be expended by Mr. Fisher on the Company's business.

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


Results of Operations for Quarter Ended June 30, 1995
As compared to Quarter Ended July 3, 1994

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

Results of Operations for the Six Months Ended June 30, 1995
As compared to the Six Months Ended July 3, 1994

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


                              QUADRAX CORPORATION
                                  (Registrant)





By:         /s/ James J. Palermo                      Date:   January 17, 1996
      -----------------------------
      James J. Palermo, Chairman
      and Chief Executive Officer




By:       /s/ Edward A. Stoltenberg                   Date:   January 17, 1996
      -----------------------------
      Edward A. Stoltenberg, Chief Financial
      Officer and Principal Accounting Officer

                                 EXHIBIT INDEX



Sequentially Numbered

Exhibit Number                Description                                                                Page
--------------                -----------                                                                ----
     27.1                     Financial Data Schedule
                              (Electronic Filing Only)