Form 10QSB/A
period 1995-09-30
QUADRAX CORP
filed 1996-01-17
CIK 814273

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                FORM 10-QSB/A

                                AMENDMENT NO. 1

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 1995

/ /      Transition Report Pursuant to Section 13 or 15(d) of The
         Securities Exchange Act of 1934 For the transition period
         from                to
              --------------    ---------------

                         Commission File Number 0-16052

                              QUADRAX CORPORATION

             (Exact name of registrant as specified in its charter)

                DELAWARE                                        05-0420158
    (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)


         300 HIGH POINT AVENUE                                   02871
        PORTSMOUTH, RHODE ISLAND                               (Zip Code)
(Address of Principal Executive Offices)

                                 (401) 683-6600

              (Registrant's Telephone Number, Including Area Code)


      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x   No
                                               ------   ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                                  OUTSTANDING AT OCTOBER 31, 1995
    -----------------                            -------------------------------
Common Stock, par value                                  16,462,084 shares
   $.000009 per share

                              QUADRAX CORPORATION

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                             PAGE
         Item 1  --  Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets at September 30, 1995
                     and at December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3-4

                     Condensed Consolidated Statements of Operations for the
                     three months and nine months ended September 30, 1995,
                     and September 30, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                     Condensed Consolidated Statements of Cash Flows for the
                     nine months ended September 30, 1995, and September 30, 1994   . . . . . . . . . . . 6-7

                     Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . .  8-11

         Item 2  --  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . 12-14
PART II - OTHER INFORMATION

         Item 1  --  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

         Item 6  --  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .  15

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                              QUADRAX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS



                                                     SEPTEMBER 30,            DECEMBER 31,
                                                          1995                     1994
                                                       -------------         ---------------
Current assets:
         Cash and cash equivalents                   $ 1,146,248             $    382,721
         Accounts receivable                           1,048,786                  224,180

Inventories:
         Raw materials                                   316,344                1,059,213
         Work in process                                 732,281                  212,573
                                                       -------------            -------------
                                                       1,048,625                1,271,786
Other current assets                                     211,870                   81,756
                                                       -------------            -------------

         TOTAL CURRENT ASSETS                          3,455,529                1,960,443
                                                       -------------            -------------

Property and equipment, at cost:
         Machinery and equipment                       4,117,905                3,875,955
         Office equipment                                820,401                  689,944
         Leasehold improvements                        1,038,075                1,035,513
                                                       -------------            -------------
                                                       5,976,381                5,601,412
         Less accumulated depreciation and
             amortization                              2,808,529                2,984,104
                                                       -------------            -------------

         NET PROPERTY AND EQUIPMENT                    3,167,852                2,617,308
                                                       -------------            -------------

Receivables from officers and employees (Note 6)               0                   54,728

Non-competition agreement (Note 6)                             0                  641,250

Goodwill (Note 6)                                              0                  709,142

Other assets                                             367,855                  507,855

Wimbledon license agreement, net of amortization         566,667                  600,000

Patents, net of amortization                             163,543                  169,437
                                                       -------------            -------------
TOTAL ASSETS                                          $7,721,446               $7,260,163
                                                     ===============          ===============

See accompanying notes.

                              QUADRAX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 SEPTEMBER 30,            DECEMBER 31,
                                                                     1995                     1994
                                                             --------------------     ---------------------
Current liabilities:
         Accounts payable                                       $  1,075,955           $   1,166,178
         Accrued expenses (Note 6)                                 1,589,738               1,547,986
         Current maturities of capital lease obligations              26,382                       0
         Notes payable to related party                              150,000                 135,000
         Notes payable                                               250,000                 310,000
                                                               ---------------            ----------------
                 TOTAL CURRENT LIABILITIES                         3,092,075               3,159,164

         Long-term capital lease obligations                          64,952                       0
         Note payable to related party                                     0                 540,000
                                                               ---------------            ----------------
                 TOTAL LIABILITIES                                 3,157,027               3,699,164

Stockholders' equity:
         Original convertible preferred stock                              7                       7
         Class A convertible preferred stock                               0                       0
         Common stock                                                    167                      92
         Additional paid-in capital                               57,046,598              48,356,319
         Deficit accumulated during development stage            (51,126,451)            (44,090,478)
                                                               ---------------            ----------------
                                                                   5,920,321               4,265,940
Less:
         Treasury stock, at cost:                                   (993,009)               (243,009)
         Unearned compensation and deferred expenses                (362,893)               (123,932)
         Note receivable for options (Note 6)                              0                (338,000)
                                                               ---------------            ----------------
         TOTAL STOCKHOLDERS' EQUITY                                4,564,419               3,560,999
                                                               ---------------            ----------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                          $  7,721,446              $7,260,163

                                                               ===============            ================

See accompanying notes.

                              QUADRAX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   Three Months              Three Months             Nine Months                   Nine Months
                                       Ended                    Ended                    Ended                         Ended
                                September 30, 1995        September 30, 1994       September 30, 1995            September 30, 1994
                              ---------------------- -----------------------    -------------------------      ---------------------
Revenue:
    Product sales                 $  1,160,994                      0                    $  3,470,059               $     73,300
    Evaluation and
        testing                              0                291,000                               0                    424,036
    Interest income                      9,941                    101                          19,301                      2,316
    Other income                             0                 21,230                               0                     21,230
                                ------------------     -----------------                -----------------         -----------------

    TOTAL REVENUE                    1,170,935                312,331                       3,489,360                    520,882
                                ------------------     -----------------                -----------------         -----------------

Expenses:
    Cost of goods sold                 768,596                      0                       2,526,224                     41,258
    Research and development           215,640                471,279                         426,881                  1,159,720
    Selling, general and
         administrative              1,517,521              1,478,036                       4,351,460                  2,921,683
    Depreciation and
        amortization                   183,956                371,956                         607,873                    708,531
    Interest expense                     3,482                171,701                          12,895                    204,551
    Financing related expenses               0                 (5,491)                              0                  1,444,360
    Reserve for restructuring
        costs                        2,600,000                      0                       2,600,000                          0
                                ------------------     ------------------               ----------------        -----------------

    TOTAL EXPENSES                   5,289,195              2,487,481                      10,525,333                  6,480,103
                                ------------------      -----------------               ----------------        -----------------

    NET LOSS                      $ (4,118,260)           $(2,175,150)                   $ (7,035,973)              $ (5,959,221)

                                ==================      =================               ================         ================

    NET LOSS PER
    COMMON SHARE (1)              $      (0.29)           $     (0.40)                   $      (0.53)              $      (1.40)

                                ==================      =================               ================         ===============

    WEIGHTED
    AVERAGE COMMON
    SHARES
    OUTSTANDING (1)                 14,189,979              5,399,588                       13,392,893                 4,241,171

                                ==================      =================               ================         ================

  (1) Gives effect for all periods to a 1-for-10 reverse split effective July 20, 1994. See Note 6.

See accompanying notes.

                              QUADRAX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)

                                                                       Nine Months                  Nine Months
                                                                          Ended                        Ended
                                                                    September 30, 1995           September 30, 1994
                                                                    ------------------            ------------------
Cash flows from operating activities:

Net loss                                                                $(7,035,973)                 $(5,959,221)
    Adjustments to reconcile net income to net cash used
         in operating activities:
         Depreciation & amortization of fixed assets                        537,660                      708,531
         Amortization of intangibles                                         62,865                            0
         Amortization of unearned compensation                               61,070                            0
         Amortization of deferred expense                                   191,430                      189,152
         Common stock issued for expenses                                   529,864                      812,447
         Write-off of goodwill                                              685,504                            0
         Cancellation of indebtedness                                             0                      107,342
         Effect on cash flows of changes in assets and liabilities:
             Accounts receivable                                           (824,606)                      29,623
             Inventories                                                    223,161                      (20,746)
             Prepaid expenses and other assets                             (130,114)                     (38,260)
             Receivables/payables from related parties                     (300,000)                  (1,420,000)
             Accounts payable                                               (90,223)                      67,448
             Accrued expenses                                                68,134                      494,446
             Non-current liabilities                                              0                      348,995
                                                                       --------------                ----------------
          Net cash used in operating activities                          (6,021,228)                  (4,680,243)
                                                                       --------------                ----------------

Cash flows from investing activities:
    Notes receivable - officers and employees                                54,728                            0
    Capital expenditures, net                                              (374,969)                    (366,781)
    Other intangible assets                                                       0                       (9,570)
    Payments for businesses acquired
    net of cash acquired                                                    140,000                            0
                                                                       --------------                ----------------

          Net cash provided by (used in) investing activities              (180,241)                     (376,351)
                                                                       --------------                ----------------

Cash flows from financing activities:
    Proceeds from exercise of common stock options                           25,300                             0
    Buy back of original preferred stock                                          0                            (3)
    Sales of common stock                                                 5,569,162                     4,806,998
    Issuance of preferred stock                                           1,339,200                             0
    Issuance of debt                                                         91,334                     1,777,001
    Repayment of debt                                                       (60,000)                   (1,250,000)
                                                                       --------------                 ---------------

                   Net cash provided by financing activities              6,964,996                      5,333,996
                                                                       --------------                 ---------------

Net increase in cash and cash equivalents                                   763,527                        277,402

Cash and cash equivalents at beginning of period                            382,721                        668,781
                                                                       --------------                 ---------------

Cash and cash equivalents at end of period                              $ 1,146,248                   $    946,183
                                                                       ==============                 ===============

See accompanying notes

                              QUADRAX CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           FOR THE NINE MONTHS ENDED

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



6.       Reserve for Restructuring Costs

         After amending the preferred stock repurchase agreement in the period ending September 30, 1995, the Company determined that its long-term objectives did not require the services of its former chairman and chief executive officer, Richard A. Fisher, and other executives. Additionally, it was determined that certain intangibles acquired in the McManis Sports acquisition in 1994 should be revalued as of September 30, 1995. Therefore in connection with this determination, all such liabilities to Mr. Fisher and other executives reflected in the books and records of the Company as of September 30, 1995 were reserved for. The total amount reserved for at September 30, 1995 was $2,600,000 and consists of the following:



         1)      A consulting agreement for Mr. Fisher's services from July 1,             $  482,000
                 1995 to December 31, 1996 along with the related employee
                 benefits, the issuance of 100,000 shares of common stock, and interest paid in arrears to Mr. Fisher pursuant to acquisition of the Company's original preferred stock  (See Note 5 above).

         2)      Write-off of unamortized portion of Mr. Fisher's                             575,000
                 non-competition agreement from July 1, 1995 to September 30,
                 1999.

         3)      Expenses and other costs incurred or to be incurred in                       608,000
                 terminating company executives and the Company's relationship with its investor relations consultant.

         4)      Write-off of unamortized costs and related expenses for CMI                  250,000
                 machinery and equipment initially capitalized in 1989.

         5)      Write-off of unamortized portion of goodwill associated with                 685,000
                 acquisition of McManis Sports Associates.                                    -------

                 Total Restructuring Costs                                                 $2,600,000
                                                                                            =========

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

             (a)     Exhibits

                     None

             (b) Reports on Form 8-K filed since August 14, 1995, the date of the Company's Form 10-Q for its second quarter.

                     None

                              QUADRAX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              QUADRAX CORPORATION
                                  (Registrant)


By:      /s/  James J. Palermo                       Date:  January 17, 1996
    -----------------------------------------------
         James J. Palermo, Chairman and
         Chief Executive Officer


By:      /s/  Edward A. Stoltenberg                  Date:  January 17, 1996
    -----------------------------------------------
         Edward A. Stoltenberg,
         Acting Chief Financial Officer (Principal
         Accounting Officer)