Form 10KSB
period 1995-12-31
QUADRAX CORP
filed 1996-04-15
CIK 814273

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549
                                      FORM 10-KSB

                                       (Mark one)

 X             Annual Report under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (Fee required)
                 For the fiscal year ended December 31, 1995

               Transition Report under Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No fee required)
                  For the transition period from              to
            Commission File Number:  0-16052
                              Quadrax Corporation
               (Name of Small Business Issuer in Its Charter)
                                   Delaware
        (State or Other Jurisdiction of incorporation or Organization)
                         05-0420158
                       (I.R.S. Employer Identification No.)
                               300 High Point Avenue
                             Portsmouth, Rhode Island
                     (Address of Principal Executive Offices)
                                     02871
                                  (Zip Code)
                                (401) 683-6600
              (Issuer's Telephone Number, Including Area Code)
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act:
   Common Stock, par value $.000009 per share
   Non-Callable Class C Common Stock Purchase Warrants
                                 (Titles of Classes)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in the issuer's definitive proxy statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

State issuer's revenues for its most recent fiscal year.  $4,634,839

State the aggregate market value of the voting stock held by non-affiliates:
$21,058,547, computed by reference to the closing price of the issuer's Common Stock on March 29, 1996 as reported on the Nasdaq Small Cap Market.

State the number of shares outstanding of each of the issuer's classes of common equity.

As of March 29, 1996:
     21,737,842 shares of Common Stock, par value $.000009 per share 282,522 Non-Callable Class C Common Stock Purchase Warrants

Documents Incorporated by Reference
               Portions of the issuer's definitive proxy statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 10, 1996 are incorporated by reference in Part III.
Transitional Business Disclosure Format (check one):  Yes             No X

               QUADRAX is a registered trademark of Quadrax Corporation, and CONQUEROR, QUADRAX AXIAL TAPE, QUADRAX BIAXIAL TAPE and QUADRAX COMPOSITES are trademarks of Quadrax Corporation. This Annual Report on Form 10-KSB also includes the trademarks of companies other than Quadrax Corporation.

               Except as otherwise noted, all information in this Annual Report on Form 10-KSB has been adjusted to reflect, on a pro forma basis, a one-for-ten reverse stock split of Quadrax Corporation's Common Stock effected as of July 20, 1994.

                                   PART I

Item 1. Description of Business.

Overview

General

Quadrax Corporation ("Quadrax" or the "Company") a Delaware corporation formed in March 1986, which prior to fiscal year 1995 was a development stage company, designs, develops, fabricates and sells fiber-reinforced thermoplastic polymer composite materials ("Quadrax Composites") and products manufactured from Quadrax Composites. Quadrax Composites are synthetic materials made using patented and other proprietary, as well as non-proprietary, chemical processes and manufacturing technologies. The Company believes that Quadrax Composites are functionally superior to other structural substrates for most applications in which abrasion resistance and extreme heat tolerance are not critical. Quadrax Composites' functional advantages include high strength-to-weight ratios, chemical stability in a variety of ambient conditions (imperviousness to rust, rot or reaction with most commonly used chemical solvents), ease and safety of manufacture using modified conventional heat and compression molding techniques, virtually unlimited shelf life without special storage or handling requirements, and recyclability.

The Company commenced limited commercial production in mid-1993. The Company has not achieved profitability in any fiscal quarter and has been required to raise substantial amounts of capital in order to support its on-going activities. Although the Company historically was dedicated to the formatting of composite materials for defense and aerospace markets, it began redirecting its business in 1994 and 1995 to focus on commercial and consumer markets for value-added, high-performance products. The Company's independent accountants, Livingston & Haynes, P.C., have included a "going concern" qualification in their report on the Company's financial statements for fiscal 1995, reflecting the Company's history of losses and its continuing dependence on financing activities to provide the cash needed to meet its expenses. See the Consolidated Financial Statements of the Company set forth following page 21 of this Form 10-KSB.

Quadrax Corporation is organized in a holding company structure, operating through two wholly owned subsidiaries: Quadrax Advanced Materials Systems, Inc. and Lion Golf of Oregon, Inc. ("Lion Golf"). It also wholly owns and operates Quadrax Sports, Inc. as a marketing company. Unless the context otherwise requires, references herein to "Quadrax" or the "Company" refer collectively to Quadrax Corporation and its subsidiaries.

Changes in Control and Related Transactions

            As a result of its inability to raise additional capital in the first quarter of 1994, the Company and Applied Laser Systems ("ALS") entered into a senior loan agreement in March 1994, under which ALS made a bridge loan of $1,000,000 to the Company. In conjunction with the Senior Loan Agreement, the Company's Board of Directors approved an asset acquisition agreement pursuant to which ALS would have acquired all of the assets of Quadrax in exchange for ALS stock. In May 1994 Quadrax and ALS mutually agreed to terminate the proposed acquisition of the Company. Because the Company incurred significant expenses in connection with the proposed acquisition, it required substantial additional capital to meet its operating expenses and continue its operations after the deal was terminated.

In an effort to raise additional capital, the Company and its founder and then Chief Executive Officer, Richard A. Fisher, entered into a series of transactions with Pattinson Hayton, III, and certain of his affiliates. On July 8, 1994, Mr. Hayton through Conagher & Co., Inc. ("Conagher"), a California corporation controlled by Mr. Hayton, purchased a majority of the Company's convertible preferred stock, $.01 par value ("Preferred Stock"), from Mr. Fisher. Conagher's ownership of the Preferred Stock entitled it to elect three-fifths of the Company's Board of Directors until December 31, 1996. Thereafter, on July 11, 1994, Mr. Hayton was elected by Conagher as a member of the Board of the Company and was nominated to serve as Chairman.


Contemporaneous with the acquisition of the Preferred Stock, Mr. Hayton also agreed to purchase newly issued shares of the Company's common stock, $.000009 par value ("Common Stock"), through Conagher. Pursuant to a stock purchase agreement dated July 8, 1994, Conagher purchased 1,500,000 shares of Common Stock in exchange for a $3,000,000 promissory note from Conagher payable in five equal consecutive monthly installments beginning August 16, 1994. Thereafter, pursuant to a stock purchase agreement dated August 26, 1994 and subsequently amended on September 16, 1994, Conagher purchased an additional 2,250,000 shares of Common Stock in exchange for a $4,500,000 promissory note from Conagher payable in equal consecutive monthly installments beginning October 31, 1994. Thus, as a result of these purchases, Conagher acquired 3,750,000 shares of Common Stock in exchange for promissory notes aggregating $7,500,000.

Conagher made payments to the Company pursuant to these promissory notes of $1,056,563 and $5,893,088 in fiscal years ended December 31, 1995 and December 31, 1994, respectively. These payments were not in accordance with the payment schedule which caused the Company to once again suffer a working capital shortage. Therefore, in February 1995, the Board of Directors of the Company, Conagher, and Mr. Hayton agreed to amend the September 1994 stock purchase agreement.

The February 1995 agreement as subsequently amended in March and May of 1995 called for:

                  the resignation of Mr. Hayton as Chairman and a member of the
                 Company's Board of Directors;

                  a reduction in amount and an extension of the time for payment of certain notes due from Conagher for the purchase of common stock of the Company;

                  the issuance to Conagher, or its nominees, of an additional
               1,150,000 shares of common stock of the Company, in restricted form;

                  the assumption by the Company of certain outstanding obligations owed by Conagher and guaranteed by Mr. Hayton,
    personally, to Richard A. Fisher (see Note 12 to                   the
Consolidated Financial Statements for the Fiscal Year                   1995),
the founder and former Chief Executive Officer of the Company; and the transfer of the Preferred Stock to James
Palermo, the Chief Executive Officer of the Company, as trustee for the holders of common stock. The Preferred Stock was converted into common stock and then repurchased by the Company for a nominal sum in fiscal 1996.

The Company considers its relationship with Mr. Hayton and Conagher to be terminated, and other than a current lawsuit filed by Conagher and Mr. Hayton, (see Legal Proceedings, Item III), no further transactions are pending or are contemplated with Conagher or Mr. Hayton. For a more complete discussion of Conagher and Mr. Hayton's relationship and business dealings with the Company, see the Company's Form 10-KSB as amended for the fiscal year ending December 31, 1994.

Redirection of Business

Historically, the Company was dedicated to the formatting of composite materials for defense and aerospace markets. As defense funding for advanced research was curtailed in the late 1980s and 1990s , and the defense industry declined as a viable market for composite materials, the Company began to redirect its business toward commercial and consumer applications. Quadrax initially targeted sporting goods applications because it believed that the improved performance characteristics offered by Quadrax Composites could overcome the cost premium of its material and the familiarity of customers with more conventional materials.

The Company's strategy is to focus its resources on the design, development and prototyping of sporting goods products in order to demonstrate the performance attributes of Quadrax Composites, and to build demand for the Company's materials. In furtherance of this strategy, in 1993 the Company signed a joint development and manufacturing contract with a Taiwanese tennis racquet manufacturer, Kunnan Enterprise Limited, through which Quadrax was able to develop technologies suitable for manufacturing value-added products from Quadrax Composites for various sporting goods markets.

Beginning in 1994, the Company sought to accelerate the redirection of its business through acquisitions of assets and license rights, and through strategic arrangements with manufacturers of sporting goods and athletic equipment. The Company will determine, on a product-by-product basis, whether to undertake manufacturing of a product, or to enter into a strategic relationship with a company experienced in manufacturing such a product and with established distribution channels in the relevant market.

The Company has taken the following steps to redirect its business in late 1994 and 1995:

In November 1994, the Company acquired from Time Sports, Inc., a subsidiary of Kunnan, the exclusive rights to make and market tennis racquets under the "Wimbledon" brand name. In the third quarter of 1995, the Company began shipping "Conqueror" racquets made from the Company's thermoplastic material. At the same time, the Company also acquired the right to make and market certain apparel under the "Wimbledon" brand name pursuant to a licensing agreement with the All-England Lawn Tennis and Croquet Club of Wimbledon, England. In 1995, after a further review of this acquisition, the Company abandoned the Wimbledon apparel license.

In November 1994, the Company acquired all of the stock of McManis Sports ("McManis"), a company which designed and developed golf clubs. This acquisition provided the Company with lines of golf products, including irons marketed under the "Tour Technology" and other brand names and expertise in the design and development of golf equipment. In further evaluating the McManis acquisition in 1995, the Company determined that the goodwill acquired with McManis could not be successfully exploited and that the strategy of telemarketing golf products as originally contemplated was not feasible. Therefore, as of December 31, 1995, the remaining operations of McManis were transferred to the Company's Lion Golf subsidiary.

In February 1995, the Company entered into a joint design/exclusive manufacturing contract with Brine, Inc., a supplier of lacrosse equipment in the United States. The Company completed testing of lacrosse sticks made from Quadrax Composites and commenced shipments in April 1995.

In December 1995, the Company acquired all of the outstanding stock of Lion Golf of Oregon, Inc. ("Lion Golf"), a manufacturer and distributor of golf clubs. Lion Golf was acquired by the Company to provide golf club manufacturing expertise and distribution channels for the Tour Technology irons previously acquired with McManis.

The Company believes that expanding sales of the foregoing golf and tennis products, as well as other products using Quadrax thermoplastic materials, is the key to achieving viability and profitability. As Quadrax progresses from the development of prototypes to the production of finished products and components, it will continue to be dependent on outside financing sources. The Company raised approximately $9.3 million of equity capital in fiscal 1995 and an additional $1.7 million through sales of convertible debentures early in fiscal 1996. It expects to raise approximately $2.0 to $5.0 million through additional security sales during the remainder of 1996 and believes that these funds, together with cash provided by operations, will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1996. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--Financial Position, Liquidity and Capital Resources".

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

Applications

Management believes that the high strength-to-weight ratio and other functional advantages of Quadrax Composites make them superior structural materials for a wide range of applications. The Company has targeted a number of applications for which high strength-to-weight ratios are critical, including:

  - athletic and recreational equipment, such as racquet frames, lacrosse and hockey sticks, golf shafts, bicycle frames, and panel and frame assemblies for a wide variety of recreational vehicles;

  -  truck and trailer components and systems; and

  - military equipment, primarily outer body panels and reinforcing members for aircraft, armored vehicles and marine vessels.

Manufacturing and Distribution Systems

Production

Materials, Machinery and Personnel. All materials, machinery and personnel needed to build and operate production facilities at Quadrax are readily available from conventional sources, with specialized expertise limited to the proprietary processes themselves. Raw materials consist only of fibers and resins produced by a number of established chemical companies such as Hercules, Inc., Hoechst Celanese, Inc., and E.I. du Pont de Nemours & Co. and sold primarily for applications other than composites. Machinery requirements are limited to tape fabrication lines (which are specially assembled using conventional machinery), molds and dies (which are custom-made, using conventional machine tool technologies) and various die cutters, thermoformers, ovens and presses that are in common use throughout the plastics industry.

Production personnel include materials and process engineers, skilled and semi-skilled machine operators, and various shop hands. As of March 29, 1996, the Company has a workforce of sixty-nine employees. The Company believes that any necessary additional production personnel can be recruited at competitive rates from within the existing plastics, defense and general manufacturing communities.

Physical Plant and Processing Systems. Production of Quadrax Composites and pre-formed parts is a light manufacturing process. The three principal steps in the process are:

- -  tape fabrication -- typically a water- and heat-based process in    which
fibers are imbedded in the resin matrix;

- - lay-up -- either a manual or mechanical process, depending on design specifications, in which multiple layers of tape are assembled to present
the    required strength, flexibility and other engineering characteristics;
and
- -  consolidation -- a heat- and pressure-based process through which lay-ups
are     fused to form laminated material.

These processes typically are completed at Quadrax's manufacturing facilities in Portsmouth, Rhode Island. See "DESCRIPTION OF PROPERTY" below.

Quadrax is developing the capacity to thermoform or compression mold customer-specified component parts or frame assemblies on proof-of-concept, pre-production prototype and pilot production bases at its Portsmouth facility.

Distribution

Inventories. Quadrax maintains a small inventory of fabricated tape in standard configurations at its Portsmouth facility. Sheet goods and pre-formed parts are manufactured on a contract basis only. Finished goods, such as lacrosse sticks and golf equipment, are produced domestically in Portsmouth Rhode Island or Bend, Oregon. The golf products are then sold to wholesale/retail distributors, while the lacrosse sticks are sold to the original equipment manufacturer to be assembled into their products. The Wimbledon tennis racquets are produced overseas and shipped to the Company's Lion Golf subsidiary, which then ships to the wholesale/retail distributors as orders are received.

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

Although Quadrax's initial proprietary expertise was in the fabrication and formatting of composite tape products, the Company is expanding its range of know-how and capabilities to include expertise in finished goods and piece parts for the consumer sporting goods market:

- - The Company is currently marketing a high-performance tennis racquet, the "Conqueror," under the Wimbledon brand name and commenced shipments of the Conqueror in the third quarter of fiscal 1995. The Conqueror features "Dynamic Positioning," a strategic use of weight distribution that takes advantage of the strength-to-weight advantages of Quadrax Composites. The Company has introduced several additional tennis racquet models in the first quarter of fiscal 1996, which are made out of thermoplastic material and are being marketed under the Wimbledon name.

- - The Company is marketing lacrosse stick handles utilizing Quadrax Composites. These handles were developed under a joint design/exclusive manufacturing contract entered into in February 1995 with Brine, Inc. The Company commenced shipping lacrosse stick handles to Brine, Inc. in April 1995.

- - The acquisition of Lion Golf which has absorbed McManis' "Tour Technology" lines provides Quadrax with golf product lines that are marketed under the "Prestige" and "Lion" brand names and other brand names. The Company has completed a prototype of a putter produced with Quadrax Composites which also is being marketed by Lion. Lion also continues to produce and manufacture golf clubs which are made from conventional materials.

- - The Company is currently developing bicycle parts made from Quadrax thermoplastic material such as handlebars and forks for bicycle original equipment manufacturers such as Cannondale Corporation, ("Cannondale"). These parts are currently being tested by Cannondale for acceptability and conformance with their production standards. The Company cannot predict at this time whether Cannondale will ultimately enter into a manufacturing contract for the Company to produce bicycle parts for Cannondale.

- - The Company is currently developing a composite graphite golf shaft made from its proprietary thermoplastic material. The golf shaft has recently successfully completed a series of standard industry tests administered by an independent testing laboratory specializing in golf clubs. The Company is now evaluating the course of action to take to maximize the opportunity to bring this thermoplastic shaft to market.

The Company seeks to identify, on a regular basis, additional sports equipment that may benefit from the functional advantages of Quadrax Composites. The Company is, for example, designing and developing soccer protective gear, volleyball net poles, hockey sticks and athletic shoe inserts incorporating Quadrax Composites.

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

Quadrax has supplied advanced composite materials systems to branches of the United States military through three materials supply contracts with defense contractors. Under these contracts, Quadrax Composites have been incorporated in:

- - the F-22 "Air Superiority" tactical fighter being produced by Lockheed Aeronautical Systems Company under contract with the United States Air Force;

- - the Seawolf class of submarines being constructed by the Electric Boat Division of General Dynamics Corporation under contract with the United States Navy; and

- - the "Composite Armored Vehicle," an experimental armored troop carrier (known as CAV) being developed by United Defense LP under contract with the United States Army.

Markets

Athletic and Recreational Equipment

Quadrax intends to execute a two-pronged marketing strategy in the sporting goods market. In both cases, it is pursuing the same targeted market: serious athletes, both professional and amateur, who are willing to pay a premium for the better "feel" that Quadrax Composites can deliver.

A high profile brand-name approach is being utilized through the Conqueror tennis racquet being sold under the Wimbledon brand name. This approach may also be used to market the golf club product lines obtained by the Company through the acquisition of Lion Golf.

A lower profile approach is being implemented through joint development and manufacturing contracts with leading suppliers of high-performance equipment for various games and activities. The Company is currently engaged in a bicycle handlebar and fork program with Cannondale Corporation.

            Defense

Through a combination of internal initiatives and the acquisitions from Phillips and Amoco, Quadrax has established itself as a supplier of advanced composite materials systems to branches of the United States military. Quadrax Composites have been incorporated in products provided under contracts with the United States Air Force, the United States Navy and the United States Army.


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


Quadrax works to maintain and enhance its reputation within these market sectors by periodic advertising in trade publications, the regular submission of technical papers for publication in professional journals and frequent attendance at industry conferences, conventions and trade shows.

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

Consumer Marketing

With the acquisition of Lion Golf and the Wimbledon licensing right previously held by Time Sports, Inc., Quadrax has added expertise to assist it in its efforts to begin marketing finished goods directly to consumers. The Company contemplates that distribution of tennis and golf equipment initially will be made both through specialty retailers (such as pro shops) and regional mass merchandisers.

Competition

Quadrax faces competition from other materials used in the manufacture of sporting goods and equipment, and from other suppliers of thermoplastic composites. Sporting goods and equipment are currently manufactured from conventional materials such as wood, stone, steel and aluminum, less common metals such as titanium, and epoxy-based (thermoset) composites. Quadrax is seeking to educate the market on the competitive advantages of its composites, including several processing efficiencies which, when measured on a total cost of finished goods basis, enable Quadrax Composites to present an attractive price/performance profile:

- -  their light weight, which makes Quadrax Composites easy to move and handle;

- - structural characteristics that make them easy to form using modified conventional cutting, thermoforming or compression molding techniques;

- - their chemical stability, which makes Quadrax Composites easy and quick to process with virtually no restrictions on shelf life, no lengthy cure periods, no toxicity, and no refrigerated storage requirements; and

- - for certain resins, the ability of Quadrax Composites to be bonded through heat and pressure alone, without the need for glues or other bonding agents.

Like most composites, however, Quadrax Composites are more expensive than competing conventional materials. Additionally, there is institutional resistance to working with new materials and to investing in the re-tooling needed to integrate the materials into existing product and production lines. The Company believes that these disadvantages will dissipate over time as Quadrax Composites gain recognition in the marketplace.

Composite materials are an emerging industry, and it is difficult to identify those competitors that will be the most successful. A significant part of the early discovery and development work in thermoplastic composites was performed by major international oil companies, many of which subsequently exited the business as the size of the defense market decreased. Three of the largest multinational chemical companies -- E.I. du Pont de Nemours & Co., Imperial Chemical Industries PLC and St. Gobain S.A. --continue to develop composite product offerings that may compete with the Company's product offerings. The Company faces potential competition from new companies as well as established companies that may migrate from related industries. Many of the Company's current and prospective competitors, including E.I. du Pont de Nemours & Co., Imperial Chemical Industries PLC and St. Gobain S.A., have significantly greater financial, manufacturing and marketing resources than the Company. There can be no assurance that the Company's products will compete effectively with products offered by established and new competitors of the Company.


There is no assurance that the Company will be able to successfully compete with existing and newly emerging composite manufacturers. Maintaining a competitive edge will involve continued investment by the Company in design and development, sales and marketing and customer service and support, and successfully timing new product development in relation to competitors' products. There can be no assurance that the Company will have sufficient resources to make such investments. In addition, as the Company enters new markets, distribution channels, technical requirements and levels and bases of competition may be different than those in the Company's current markets and there can be no assurance that the Company will be able to compete favorably.

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

The Company's subsidiary Lion Golf of Oregon, Inc. has its manufacturing and distribution operations in a leased one story concrete tilt-up building in Bend, Oregon of approximately 15,000 square feet. The rent on this building approximates $66,000 annually and the lease extends to March 2003.

The Company believes that its existing leased facilities are adequate to meet its currently anticipated requirements and that suitable additional or substitute facilities will be available if required.

Item 3.   Legal Proceedings.

As of the filing date of this Form 10-KSB, the Securities and Exchange Commission is conducting an informal investigation of the Company for activities occurring in 1994 and 1995. The following discussion is based on information learned by the Company as a result of its involvement in the Commission's activities. There may be other significant information regarding these matters of which the Company is, at this time, not aware.


This inquiry, being conducted by the Commission's Denver officer, is believed to have as its principal focus, insofar as it relates to the Company, certain transactions in the Company's stock and certain expenditures of the Company funds from July 1994 through February 1995. The Company has cooperated with the inquiry described above, providing documents and other information in response to the Staff's requests. At this time, the Company does not know what conclusions the Staff will reach or what action, if any, the Staff will recommend to the Commission upon the termination of the inquiry.


In December 1995, the Company and its Chairman and CEO, James J. Palermo, were named as defendants in a defamation suit brought in the Superior Court of the State of California, County of Los Angeles. The plaintiffs in this lawsuit were Conagher & Co., Inc. and Pattinson Hayton, III, the Company's former Chairman of the Board. Pursuant to the Company's motion, this case was transferred in March 1996 to the United States Federal District Court in Rhode Island. The plantiffs' are seeking $10,000,000 in damages, along with punitive damages to be determined. The Company is of the opinion that this lawsuit is without merit and intends to defend itself vigorously. The ultimate outcome of this lawsuit cannot be predicted at this time due to the early stage of the matter.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings other than those mentioned above, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

Item 4.   Submission of Matters to a Vote of Security-Holders.

None

                                       PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Common Stock and the Company's Non-Callable Class C Common Stock Purchase Warrants ("Class C Warrants") trade on the Nasdaq Small Cap Market under the symbols "QDRX" and "QDRXZ," respectively. The table below sets forth the range of high and low bid prices for the Common Stock and the Class C Warrants on the Nasdaq Small Cap Market for each quarter within the last two fiscal years:

                                         Common Stock*       Class C Warrants*
                                      High Bid  Low Bid    High Bid  Low Bid
Fiscal 1995:
 Quarter Ended March 31, 1995           $3.5625   $2.4375    $2.6250   $1.7500
Quarter Ended June 30, 1995             2.8125    1.8125     2.0000    1.3750
Quarter Ended September 30, 1995        2.3125    1.3750     2.5000    1.0000
Quarter Ended December 31, 1995         1.8750    0.6875     2.5000    1.5625

 Fiscal 1994:
 Quarter Ended April 3, 1994             7.5000    2.2500     3.7500    0.3125
Quarter Ended July 3, 1994              5.3125    1.5625     2.1875    0.3125
Quarter Ended September 30, 1994        5.2500    2.2500     2.7500    0.6250
Quarter Ended December 31, 1994         4.5000    2.3125     3.0000    2.0000

           * Adjusted to reflect, on a pro forma basis, a one-for-ten reverse stock split of the Common Stock effected as of July 20, 1994.

The preceding price quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

As of March 29, 1996, there were 21,737,842 shares of Common Stock issued and outstanding and held of record by approximately 1,500 stockholders.

The Company did not declare any dividends on Common Stock during fiscal 1994, fiscal 1995 or the first quarter of fiscal 1996, and does not expect to declare dividends in the foreseeable future in that any cash generated by the Company will be retained to fund the Company's on-going cash requirements.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this Form 10-KSB are forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, and other risks.

Competition. As the Company enters the sporting goods and recreational equipment market, it faces competition from other materials used in the manufacture of such goods and equipment, and from other suppliers of thermoplastic composites. Quadrax's success in entering this market will largely depend upon its ability to displace other materials currently in use. If the Company is unsuccessful in creating a niche within the sporting goods and recreational equipment market by convincing the market of the strategic benefits of thermoplastic composites, the Company would be adversely affected. Many of the companies whose product offerings compete with Quadrax's product offerings have significantly greater financial, manufacturing and marketing resources than Quadrax.

Development of Distribution Channels. Success in the sporting goods and recreational equipment market will also hinge on the Company's ability to develop distribution channels, including both retailers and distributors, and there can be no assurance that the Company will be able to effectively develop such channels.

Continued Investment. Maintaining the Company's technological and strategic advantages over its competitors will require continued investment by the Company in design and development, sales and marketing, and customer service and support. There can be no assurance that the Company will have sufficient resources to make such investments.

Technological Advances. The Company's ability to maintain a competitive edge by making technological advances ahead of its competition will have a significant impact on the success of the Company.

Outside Financing. The Company believes that it will need significant outside financing over the next five years. There can be no assurance that it will be able to obtain such financing.

The following financial table sets forth selected financial data at December 31, 1995 and at December 31, 1994 and for the fiscal years then ended.

                                (Dollars in thousands, except per share data)
                                                  Year Ended
   Statement of operations data:           December 31, 1995   December. 31,
1994
Total revenue                            $     4,635           $       860 Cost
of goods sold                             3,413                   106 Research
and development expense               1,546                 1,691   Selling,
general and administrative expense    5,050                 3,982 Depreciation
and amortization                    943                   824 Non-recurring
financing-related expenses         --                  5,569 Restructuring
reserve                          2,600                   --       Total
Expenses                            13,633                 12,377 Net loss from
continuing operations          ($8,998)              ($11,517) Net loss per
common share
   from continuing operations                 ($0.63)                ($2.09)
Weighted average common shares outstanding    14,265                  5,506


                                                          December 31,
  Balance sheet data:                 1995                    1994
            Working capital (deficiency)       $1,994                 ($1,199)
          Total assets                        8,800                   7,260
       Long term liabilities               2,606                     540
    Total stockholders' equity          2,708                   3,561

Fiscal 1995 Compared to Fiscal 1994

The Company's net loss from continuing operations in fiscal 1995 of $8,998,000 decreased by $2,519,000 as compared to the fiscal 1994 loss from continuing operations of $11,517,000. This decrease primarily resulted from non-recurring financing costs of $5,569,000 in 1994, which were offset by restructuring costs in fiscal 1995 of $2,600,000 (see Notes 10 and 13 to the Consolidated Financial Statements).

Total revenue recognized during fiscal 1995 was $4,635,000 compared to $860,000 in fiscal 1994. This increase of $3,775,000 or 439 percent from fiscal 1994 results primarily from the Company shipping product to its defense related customers in the amount of $3,103,000. These defense related contracts have been completed and no further such contracts exist. An additional $961,000 of Wimbledon and McManis products were sold in fiscal 1995. These sales are recorded as of date of shipment.

Cost of goods sold for fiscal 1995, $3,413,000, reflect costs associated with the defense and consumer products which the Company shipped in the 1995 period. The cost of goods sold for the 1994 period was negligible in that the Company was a development stage company without significant sales and that the costs associated with sales of materials for evaluation and testing in fiscal 1995 have been reclassified to cost of goods sold.

Research and development costs decreased $145,000, from $1,691,000 in fiscal 1994 to approximately $1,546,000 in fiscal 1995 an insignificant fluctuation.

During fiscal 1995, the Company's selling, general and administrative costs were $5,050,000, an increase of approximately $1,068,000 from $3,982,000 in fiscal 1994. The principal reason for this increase is the monies the Company expended for its McManis Sports Associates division, $694,000 and its Wimbledon division, $913,000, which were acquired in November 1994. Offsetting these increases were decreases in professional fees and automobile racing related promotions in fiscal 1995 of $423,000 and $380,000, respectively.

Depreciation and amortization expense increased $119,000 from $824,000 in fiscal 1994 to $943,000 in fiscal 1995. The principal reason for this fluctuation is the amortization in fiscal 1995 of the cost of the Wimbledon license for racquets acquired in 1994.

Interest expense decreased $125,000 in fiscal 1995 to $80,000. The primary reason for this decrease was that the Company paid interest of $132,000 on the Regulation D debentures that the Company sold during fiscal 1994 by issuing 48,200 shares of common stock.

Non-recurring financing related costs of $5,569,000 in fiscal 1994 as opposed to zero amounts in fiscal 1995 relate to the Company's transactions with ALS and Conagher. The Company incurred costs of approximately $1,481,000 in connection with the proposed purchase of the Company by ALS. This agreement was terminated in May 1994; the costs here relate primarily to the issuance of stock to the Company's investor relations consultant along with professional fees. Subsequent to the proposed ALS transaction, the Company entered into a financing arrangement with Conagher. During this financing, which was terminated subsequent to December 31, 1994, the Company incurred one-time costs of $4,087,000. Due to the significance of these expenses, the fact that they were non-recurring, and that they occurred primarily in fiscal 1994, they were accrued for in fiscal 1994. For a more detailed discussion of these transactions, see Notes 10 and 11 to the

Consolidated Financial Statements.

Expenses related to restructuring costs increased $2,600,000, from $-0- in fiscal 1994 to $2,600,000 in fiscal 1995. The Company established this reserve after evaluating the carrying value of its assets and determining that certain of its intangibles, in particular goodwill associated with the acquisition of McManis Sports Associates, were overvalued. The Company further decided that it would not use the services of its former Chairman and Chief Executive Officer, Richard Fisher, and other executives in future periods. Thus, in order not to penalize future financial results, the Company expensed in fiscal 1995, all future amounts it was obligated to pay to its former Chief Executive Officer, along with reserving for other costs which the Company will not be able to realize in future periods. For a more detailed discussion of this restructuring reserve, see Note 13 to the Consolidated Financial Statements.


Financial Position, Liquidity and Capital Resources


At December 31, 1995, the Company had total assets of $8.8 million and stockholders' equity of $2.7 million. Current assets were approximately $5.5 million and current liabilities were approximately $3.5 million, resulting in working capital of approximately $2.0 million which is an increase of approximately $3.2 million from December 31, 1994, when working capital was a deficit of approximately $1.2 million. This increase in working capital resulted from the Company's termination of its relationship with Conagher and Mr. Hayton which was totally reserved for as of December 31, 1994, along with the related professional fees. Other factors contributing to the Company's increase in working capital at December 31, 1995, was the cash the Company had on hand resulting from the placement of convertible debentures completed in 1995 and the build-up in accounts receivable resulting from the successful completion of work relating to the submarine program.


Cash and accounts receivable increased $3,072,000 to $3,879,000 at December 31, 1995. This increase results from the Company's successful completion of a convertible debenture placement in October 1995, the successful completion of the submarine project late in fiscal 1995, along with the inclusion of the Lion Golf of Oregon trade receivables acquired at December 31, 1995. The Company acquired Lion Golf as of December 31, 1995.

During fiscal 1995, inventory increased $195,000 from $1,272,000 at December 31, 1994. This increase was a result of the Company booking its acquisition of Lion Golf of Oregon with an approximate inventory of $620,000 as of December 31, 1995. This offset the decrease in inventory balances the Company experienced upon completion of the submarine and F-22 contracts during fiscal 1995.

Accounts payable decreased during fiscal 1995 from $1,166,178 at December 31, 1994, to $870,988 at December 31, 1995. This decrease is a result of the Company's payment in fiscal 1995 of approximately $600,000 in liabilities of Wimbledon and McManis Sports that were issued in 1994 pursuant to the Company's acquisitions of these businesses. Accounts payable also decreased in fiscal 1995 because of the build-up in inventory that was reflected in December 31, 1994 payable balances for defense projects and subsequently paid in fiscal 1995.
Accrued expenses decreased during fiscal 1995 from $1,547,986 at December 31, 1994, to $1,200,779 at December 31, 1995. This decrease was caused by the payment of costs related to the termination of the Company's relationship with Mr. Hayton in February 1995 and related professional fees, which were accrued for as of December 31, 1994.

Long term debt of the Company increased $1,160,000. This relates to the Lion Golf acquisition as of December 31, 1995. As part of this transaction, the Company guaranteed Lion Golf's bank working capital line of $1,000,000 of which $801,000 was outstanding at December 31, 1995. The balance of the increase is primarily attributable to notes payable to the former shareholders of Lion Golf.
In fiscal 1995, capital expenditures were approximately $160,000. The Company anticipates capital expenditures in 1996 will be approximately $1,500,000 for the purchase of a golf shaft manufacturing line and an additional thermoplastic tape manufacturing line. These equipment acquisitions will be paid for through equipment leasing programs and from funds raised through the private placement of the Company's securities.

The Company generated revenues of approximately $4,600,000 in fiscal 1995, and as a result, operations were not a source of funds or liquidity for the Company. Quadrax continues to rely on financing activities for the cash required to fund its operations. Net funds provided by financing activities in fiscal 1995, after giving effect to the repayment of debt, totaled $9,249,000, as compared with $5,893,000 in fiscal 1994.

The Company believes that proceeds of approximately $1,700,000 from additional sales of debentures, together with funds provided by operations and cash on hand (approximately $420,000 at March 24, 1996), will be sufficient to meet the Company's near-term cash requirements. The Company also believes, based on negotiations prior to the date of filing of this Annual Report, that it will be able to sell additional debentures in amounts sufficient to generate proceeds of at least $3,300,000 prior to the end of fiscal 1996.

The Company received a going concern qualification from its outside independent auditors on its fiscal 1995 audited financial statements. While the Company believes it has made and will continue to make substantial progress towards achieving profitability, the results to date have not yet been sufficient to negate the auditors' qualifications. During this transition, the management of the Company is continuing to reorient the focus of the Company from primarily a defense related entity to one which produces material and products for consumer markets where its material is designed by OEM's into their end products. The Company's management is of the opinion that it will be able to continue to raise money from outside third party sources in sufficient amounts to support its operations until the time that the revenues for future periods materialize from consumer product programs in which the Company is involved.

The Company believes that it can achieve viability and profitability by continuing to expand sales of golf and tennis products, as well as other products that use its thermoplastic materials. The acquisition of Lion Golf in late 1995, which provides manufacturing expertise and access to new distribution channels, including golf and tennis pro shops and other retailers, represents a significant element of this strategy. Sales of composite based lacrosse sticks through Brine, and continuing efforts to develop and market other consumer products, will also contribute to its efforts.


There is no assurance that the Company's efforts to achieve viability and profitability or to raise money will be successful or that the forecasts will be achieved. It is difficult for the Company to predict with accuracy the point at which the Company will be viable and profitable or whether it can achieve viability or profitability at all, due to the difficulty of predicting accurately the amount of revenues that the Company will generate, the amount of expenses that will be required by its operations, and the Company's ability to raise additional capital.

Item 7.  Financial Statements.

The Consolidated Financial Statements of the Company as of December 31, 1995 and December 31, 1994 and for the fiscal years ended December 31, 1995 and December 31, 1994 are set forth following page F-1 hereof.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                   Part III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act.

Information with respect to this item may be found in the sections captioned "Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on May 10, 1996. Such information is incorporated herein by reference.

Item 10. Executive Compensation.

Information with respect to this item may be found in the section captioned "Remuneration of Executive Officers and Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 10, 1996. Such information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.


Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 10, 1996. Such information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

Information with respect to this item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 10, 1996. Such information is incorporated herein by reference. See also "Description of Business--Changes in Control and Related Transactions."

                                    Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements. Reference is made to page F-1 for all financial statements filed as part of this report.

(b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission since November 16, 1995, the date of the Company's Form 10-Q for its third quarter:


On January 15, 1996, the Company filed a Form 8-K dated December 29, 1995 with respect to the acquisition of Lion Golf of Oregon.

On March 15, 1996, the Company filed a Form 8-K dated March 15, with respect to the pro-forma financial information in regards to the acquisition of Golf of Oregon.

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

            QUADRAX CORPORATION

               By:     /s/ James J. Palermo              Date:  April 12, 1996
             James J. Palermo, Chairman and
               Chief Executive Officer

               By:     /s/ Edward A. Stoltenberg         Date:  April 12, 1996
               Edward A. Stoltenberg,
               Senior Vice-President and Chief Financial Officer

Pursuant with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

               /s/ James J. Palermo                      Date: April 12, 1996
            James J. Palermo
               Chairman of the Board of Directors and
               Chief Executive Officer
               (Principal Executive Officer)

               /s/ William G. Conway                      Date: April 12, 1996
             William G. Conway
               Director

               /s/ Sven Kraumanis                         Date: April 12, 1996
               Sven Kraumanis
               Director

               /s/ Alan Milton                            Date: April 12, 1996
             Alan Milton
               Director

               /s/ Edward A. Stoltenberg                  Date: April 12, 1996
             Edward A. Stoltenberg
               Senior Vice-President and
               Chief Financial Officer
               (Principal Financial and Accounting Officer)

               /s/ Eugene L. Scott                        Date: April 12, 1996
             Eugene L. Scott
               Director

               /s/ Gordon Werner                          Date: April 12, 1996
               Gordon Werner
               Director

                                     EXHIBITS

Exhibit No.                                Description                  Page

3.1       Certificate of Incorporation of the Company, as amended.15

3.2       By-laws of the Company, as amended.4

4.1       Excerpt from Certificate of Incorporation of the Company,
             as amended, as to rights of holders of Common Stock.15

4.2       Specimen Certificate for Common Stock.15

4.3       Specimen Certificate for Class C Warrants.6
4.4       Form of Warrant Agreement with American Stock Transfer & Trust
Company,
             as Warrant Agent for Class C Warrants.5

4.5(a)    Certificate for $2 million convertible debenture bearing
interest at the rate of 9% per annum due January 1, 1998                issued
to Infinity Investors, Ltd.

4.5(b)    Certificate for $1 million convertible debenture bearing
             interest at the rate of 9% per annum due January 1, 1998 issued to Conservative Growth Advisors, Ltd.

10.1      Form of Proprietary Information and Invention Agreement
           executed by certain employees of the Company.1

10.2      1989 Non-Qualified Stock Option Plan.7

10.3      1993 Stock Plan.10

10.4      1994 Non-Qualified Stock Option Plan.15

10.5      Patent and Technology License Agreement between the
             Company and the Joss Company.2

10.6(a)   Agreement and Certificate of Limited Partnership of A.S.C.
           Development, Inc./Quadrax Corporation Limited Partnership as General Partner with the Company as Limited Partner dated June 28, 1988.3

10.6(b)   Building Sub-Lease dated October 5, 1993 between the Company and A.S.C. Development, Inc./Quadrax Corporation, L.P.
            (a Rhode Island limited partnership).11

10.6(c)   Second Amendment to Limited Partnership Agreement
            and Certificate of A.S.C. Development, Inc./Quadrax Corporation Limited Partnership as General Partner with Quadrax Corporation as Limited Partner dated October 7, 1993.11

Exhibit No.                                Description
Page
10.7 Amendment to partnership agreement dated September 21, 1988 between the Company and A.S.C. Development, Inc.3

10.8 Equipment Sales Agreement between the Company and Phillips Company dated September 9, 1992.8

10.9      License Agreement between the Company and Phillips Petroleum Company dated September 8, 1992.8

10.10     Stock Purchase Warrant issued by the Company to Emanuel and Company dated November 27, 1991 (similar warrant for 250,000 shares, dated
              March 3, 1992, also issued to Emanuel and Company).6

10.11 Form of Class D Warrant issued in connection with the 1992 Private Placement of 10% Unsecured Promissory Notes.8

10.12     Form  of Class F Warrant issued in connection with the 1993 Private
           Placement of stock and warrants.8

10.13 Stock Purchase Warrant issued by the Company to George Beyts and Stock Purchase Warrant issued by the Company to
             Mohammed Manzur, each dated December 1, 1994.15

10.14 Unit Purchase Option dated September 1, 1992, between the Company and D.H. Blair Investment Banking Corporation.9

10.15 Consulting Agreement dated January 20, 1994, between the Company and Liviakis Financial Communications, as amended as of May 13,
     1994.11

10.16 Letter Agreement dated March 3, 1993 between the Company and First Flushing Securities, Inc. to pay warrant solicitation fee upon exercise of the Company's Class D, E and F Warrants.11


10.17     Release, Settlement and Severance Agreement dated July 5, 1994 among the Company and its subsidiaries, Richard A. Fisher and Andrew J. MacGowan.12

10.18     Stock Purchase Agreement between the Company and
             Conagher & Co. Inc., dated July 8, 1994, and as amended November 15, 1994.13

10.19     Stock Purchase Agreement between the Company
             and Conagher & Co. Inc., dated August 26, 1994.13


10.20     Amendment to Stock Purchase Agreement between the Company and
Conagher               & Co. Inc., dated September 16, 1994.13

10.21 Severance Agreement between the Company and Richard A. Fisher dated September 30, 1994.13
10.21(a) Settlement Agreement between the Company and Richard A. Fisher dated December 8, 1995.

10.22     Key Employee Agreement dated October 13, 1994 between the Company and
            Terry Lanning.15

10.23(a) Key Employee Agreement dated August 9, 1994 between the Company and James J. Palermo.15

10.23(b)  Form of Key Employee Agreement dated January 1, 1996 between the Company and James J. Palermo.15

10.24     Key Employee Agreement dated September 26, 1994 between
            the Company and David Park.15

10.28(a) Agreement for the Creation of a Voting Trust in Settlement of Claims and Liabilities dated February 13, 1995 by and among Allied-Asian Consolidated Limited, the Company,
            Conagher & Co., Inc., Pattinson Hayton, III, Richard A. Fisher and James J. Palermo.15

10.28(b)  Declaration of Trust "The Quadrax Preferred Stock Voting
Trust" dated February 13, 1995 by and among Allied-Asian
Consolidated Limited and James J. Palermo, for the benefit of             the
Holders of the Common Stock of the Company.15

10.28(c)  Letter Agreement dated March 17, 1995 among the Company,
Allied-Asian Consolidated Limited, Conagher & Co., Inc.,              Pattinson
Hayton, III, Richard A. Fisher and James J. Palermo.15
10.28(d)  Second Amendment to Agreement for the Creation of a Voting
Trust in settlement of claims and liabilities.16

10.30(a)  Stock Purchase Agreement dated November 15, 1995 between the
   Selling Stockholders of Lion Golf of Oregon, Inc. named therein and the Company. 17

10.30(b)  Unsecured Promissory Note dated December 29, 1995 between the Company and Robert K. Cole. 17

10.30(c)  Debt Repayment Note dated December 29, 1995 between Lion Golf of
       Oregon, Inc. and Robert K. Cole. 17

10.30(d) Employment Agreement dated December 29, 1995 between Lion Golf of Oregon, Inc. and Robert K. Cole. 17

10.30(e) Employment Agreement dated December 29, 1995 between Lion Golf of Oregon, Inc. and James Cole. 17

10.31 Key Employee Agreement dated January 1, 1996 between the Company and John McQuade.

10.32 Key Employee Agreement dated January 1, 1996 between the Company and Edward A. Stoltenberg.

10.33 Employee Severance Agreement dated October 13, 1995 between the Company and James T. Connell.

10.34 Key Employee Agreement dated May 1, 1995 between the Company and Gerard McDonald.

21.1      List of Subsidiary Corporations.16

28.1 Licensing Opportunity Summary - Quadrax Biaxial Thermoplastic Prepreg for Structural Applications, prepared by Arthur D. Little, Inc.5

Note References
1  Incorporated by reference from the Company's Registration Statement on Form
 S-1, File No. 33-14275, filed May 19, 1987.

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

14 Incorporated by reference from the Company's Form 8-K dated as of November 14, 1994.

15 Incorporated by reference from the Company's Amendment No. 1 to Form 10-K/A for the fiscal year ended December 31, 1994, filed April 25, 1995.

16 Incorporated by reference from the Company's Amendment No. 2 to Form 10-K/A for the fiscal year ended December 31, 1994, filed June 9, 1995

17 Incorporated by reference from the Company's Form 8-K, dated December 29,
1995, filed January 15, 1996.
<AUDIT-REPORT>
REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Quadrax Corporation:


We have audited the accompanying consolidated balance sheets of Quadrax Corporation and subsidiaries at December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quadrax Corporation and subsidiaries at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company, since inception, has expended cash in excess of cash generated from operations. Additionally, the Company has not achieved sufficient revenues to support future operations without additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               /s/LIVINGSTON & HAYNES, P.C.
                                               LIVINGSTON & HAYNES, P.C.


Wellesley Hills, Massachusetts
March 26, 1996
</AUDIT-REPORT>

                                     Quadrax Corporation
                                 Consolidated Balance Sheets
                         ASSETS



                                                    December 31, December 31,
                                                       1995         1994

Current assets:
Cash and cash equivalents, including $481,146 of
     restricted cash in 1995                         $2,613,555    $382,721
Accounts receivable                                   1,265,301     224,180
Inventories (Note 3)                                  1,466,813   1,271,786
Other current assets                                    134,197      81,756
                                                      _________   _________
                        TOTAL CURRENT ASSETS          5,479,866   1,960,443

Property and equipment, at cost:
Machinery and equipment                               3,319,881   3,875,955
Office equipment                                        851,160     689,944
Leasehold improvements                                1,071,532   1,035,513
                                                      _________   _________
                                                      5,242,573   5,601,412
Less accumulated depreciation and amortization        3,000,093   2,984,104
                                                      _________   _________
                    NET PROPERTY AND EQUIPMENT        2,242,480   2,617,308

Receivables from officers and employees (Note 13)        -0-         54,728
Non-competition agreement (Note 13)                      -0-        641,250
Goodwill (Note 9)                                       118,553     709,142
Other assets                                            267,855     507,855
License agreement, net of amortization
 of $120,000 in 1995 (Note 9)                           480,000     600,000
Deferred assets, less amortization
 of $61,912 and $21,145                                 211,498     169,437
                                                     __________   _________
                   TOTAL ASSETS                      $8,800,252  $7,260,163







               See accompanying notes to the consolidated financial statements.
                              Quadrax Corporation
                     Consolidated Balance Sheets (continued)

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    December 31, December 31,
                                                       1995          1994
Current liabilities:
Accounts payable                                 $     870,988  $  1,166,178
Accrued expenses (Note 2)                            1,200,779     1,547,986
Note payable to related party (Note 12)                300,000       135,000
Current portion of long-term debt (Note 6)           1,114,301       310,000
                                                     _________     _________
TOTAL CURRENT LIABILITIES                            3,486,068     3,159,164


Long-term debt, less current portion (Note 6)          356,034         -0-
Convertible debentures payable (Note 6)              2,250,000         -0-
Commitments (Note 7)                                     -0-           -0-
Contingencies (Note 15)                                  -0-           -0-
Note payable to related party (Note 12)                  -0-         540,000
                                                    _________     _________
                     TOTAL LIABILITIES               6,092,102     3,699,164

Stockholders' equity (Note 4):
 Original convertible preferred stock                        6             7
Common stock                                               160            92
Additional paid-in capital                          57,179,364    48,356,319
Retained earnings, deficit                         (53,088,602)  (44,090,478)
                                                    __________    __________
                                                     4,090,928     4,265,940
Less:
 Treasury stock, at cost; 656 shares of Original
 convertible preferred stock and 47,420 shares of
 common stock                                       (1,043,009)     (243,009)
Unearned compensation and deferred expenses           (339,769)     (123,932)
Note receivable for options (Note 12)                    -0-        (338,000)
                                                     _________     _________
                    TOTAL STOCKHOLDERS' EQUITY       2,708,150     3,560,999

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  8,800,252  $  7,260,163




               See accompanying notes to the consolidated financial statements.

                              Quadrax Corporation
                     Consolidated Statements of Operations
                                                      Year Ended December 31,
                                                      1995           1994

Revenue:
 Sales                                             $ 4,601,113   $   833,999
 Interest income                                        33,726         2,316
 Other income                                            -0-          24,104
                                                    __________   ___________
               TOTAL REVENUE                         4,634,839       860,419
Expenses:
 Cost of goods sold                                  3,413,130       106,453
 Research and development                            1,546,317     1,690,871
 Selling, general and administrative                 5,049,988     3,981,999
 Depreciation and amortization                         943,074       824,298
 Interest expense                                       80,454       204,700
 Financing related expenses (Note 10)                    -0-       5,568,733
 Reserve for restructuring costs (Note 13)           2,600,000         -0-
                                                   ___________    __________
               TOTAL EXPENSES                       13,632,963    12,377,054

                                  NET LOSS         ($8,998,124) ($11,516,635)
                                                   ==========   ===========
               NET LOSS PER COMMON SHARE            ($0.63)       ($2.09)
                                                   ==========   ===========
                 WEIGHTED AVERAGE COMMON
                        SHARES OUTSTANDING          14,265,310    5,506,121
                                                  ==========   ==========

Condensed Consolidated  Pro Forma Statements of Operations (unaudited)(Note
14)
             Total revenue                        $7,323,005   $4,589,749
             Cost of sales                         5,484,503    2,857,645
                                                   __________   __________
             GROSS PROFIT                          1,838,502    1,732,104

               Expenses:
             Selling, general and administrative   8,370,270    7,539,451
             Interest                                221,007      339,263
             Financing related costs                   -0-      5,568,733
             Reserve for restructuring costs       2,600,000      200,247
                                                 __________   __________
                                                  11,191,277   13,647,694
                                                 __________  ___________
             PRO FORMA LOSS BEFORE INCOME TAXES  ($9,352,775)($11,915,590)

                      PRO FORMA INCOME TAX CREDIT       42,000        -0-
                                                  __________  ___________
                                PRO FORMA LOSS  ($9,310,775)($11,915,590)
                                                  ==========  ===========
                PRO FORMA LOSS PER COMMON SHARE     ($0.65)     ($2.14)

                          WEIGHTED AVERAGE COMMON
                             SHARES OUTSTANDING   14,315,310    5,556,121
                                                ==========    =========

               See accompanying notes to the consolidated financial statements.

QUADRAX CORPORATION
Consolidated Statement of Shareholders' Equity

                                              Preferred Shares Outstanding              Common  Shares
                                                                        Class A
                                               Original    Series A   Convertible    Issued     Outstanding
                                              --------------------------------------------------------------
Balances, January 2,1994                             873    1,800,074          0     3,574,821    3,542,786
Common stock issued for
  services performed                                                                   556,199      556,199
Issuance of common stock for
  financing services (Note 10)                                                         625,000      625,000
Issuance of common stock in private
  placement to Conagher Co., Inc.  net of
  monies not paid as of  December 31,
  1994, of $1,606,878 (Note 10)                                                      3,750,000    3,750,000
Exercise of 240,000 shares of
  common stock options                                                                 240,000      240,000
Conversion of preferred stock
  to common stock
    Original preferred                              (357)                               63,725       63,725
    Series A preferred                                     (1,800,074)                 402,351      402,351
Conversion of previously
  granted compensatory options
   to market value options
Amortization of unearned compensation
  and deferred expenses
Warrants exercised
Issuance of stock for
  commissions (Notes 9 & 10)                                                           250,000      250,000
Issuance of stock for
  acquisitions of assets                                                               450,000      450,000
Interest paid on Regulation D
  convertible debentures                                                                48,200       48,200
Net loss for the year
                                              ______________________________________________________________
Balances, December 31, 1994                          516            0          0     9,960,296    9,928,261

Issuance of Common Stock to Conagher
  & Co. (Note 11)                                                                    1,150,000    1,150,000
Issuance of Common Stock for
  services to be performed                                                             200,000      200,000
Common stock issued for
  services performed                                                                   331,000      331,000
Issuance of common stock for
  financing services (Note 10)                                                         234,444      234,444
Issuance of stock in private  placements
  Class A Convertible Preferred                                          150,000
  Common Stock                                                                       2,967,885    2,967,885
Exercise of common stock options                                                       293,826      293,826
Conversion of convertible instruments
  Original preferred                                (198)                               75,265       75,265
  Class A convertible preferred                                         (150,000)    1,489,946    1,489,946
  Convertible  debentures                                                            1,052,185    1,052,185
Amortization of unearned
  compensation and deferred expenses
Purchase of Treasury Stock (Note 12)
Termination of relationship with
  Company's founder (Note 12)
Issuance of stock for
  acquisition of Lion Golf                                                              50,000       50,000
Expenses incurred in raising of capital
Net loss for the year
                                              ______________________________________________________________
Balances, December 31, 1995                          318            0          0    17,804,847   17,772,812
                                              ==============================================================

QUADRAX CORPORATION
Consolidated Statement of Shareholders' Equity
(Continued)
                                                       Preferred Stock                                     Retained
                                                                     Class A    Common  Additional Paid    Earnings
                                              Original  Series A   Convertible   Stock    In Capital      (Deficit)
                                              ------------------------------------------------------------------------
Balances, January 2,1994                           $10    $18,001           $0     $35      $36,146,826  ($32,524,341)
Common stock issued for
  services performed                                                                 5        2,218,608
Issuance of common stock for
  financing services (Note 10)                                                       6        1,528,607
Issuance of common stock in private
  placement to Conagher Co., Inc.  net of
  monies not paid as of  December 31,
  1994, of $1,606,878 (Note 10)                                                     34        5,893,088
Exercise of 240,000 shares of
  common stock options                                                               2          337,998
Conversion of preferred stock
  to common stock
    Original preferred                              (3)                                               3
    Series A preferred                                    (18,001)                   4           67,499       (49,502)
Conversion of previously
  granted compensatory options
   to market value options                                                                     (174,375)
Amortization of unearned compensation
  and deferred expenses
Warrants exercised                                                                                5,835
Issuance of stock for
  commissions (Notes 9 & 10)                                                         2          499,998
Issuance of stock for
  acquisitions of assets                                                             4        1,699,996
Interest paid on Regulation D
  convertible debentures                                                             0          132,236
Net loss for the year                                                                                     (11,516,635)
                                              ________________________________________________________________________
Balances, December 31, 1994                          7          0            0      92       48,356,319   (44,090,478)

Issuance of Common Stock to Conagher
  & Co. (Note 11)                                                                   10        1,056,563
Issuance of Common Stock for
  services to be performed                                                           2          462,498
Common stock issued for
  services performed                                                                 3          578,357
Issuance of common stock for
  financing services (Note 10)                                                       2          246,448
Issuance of stock in private  placements
  Class A Convertible Preferred                                                     13        1,339,187
  Common Stock                                                                      27        4,620,059
Exercise of common stock options                                                     2          420,566
Conversion of convertible instruments
  Original preferred                                (1)                                               1
  Class A convertible preferred
  Convertible  debentures                                                            9          749,991
Amortization of unearned
  compensation and deferred expenses
Purchase of Treasury Stock (Note 12)
Termination of relationship with
  Company's founder (Note 12)
Issuance of stock for
  acquisition of Lion Golf                                                                       42,200
Expenses incurred in raising of capital                                                        (692,825)
Net loss for the year                                                                                      (8,998,124)
                                              ________________________________________________________________________
Balances, December 31, 1995                         $6         $0           $0    $160      $57,179,364  ($53,088,602)
                                              ========================================================================

<CAPION>
QUADRAX CORPORATION
Consolidated Statement of Shareholders' Equity
(Continued)
                                                                                   Receivable
                                                Treasury   Deferred    Unearned   From Related
                                                  Stock     Expense  Compensation    Parties     Total
                                              ------------------------------------------------------------
Balances, January 2,1994                         ($243,009)($22,250)    ($166,902)         $0  $3,208,370
Common stock issued for
  services performed                                       (171,599)                            2,047,014
Issuance of common stock for
  financing services (Note 10)                                                                  1,528,613
Issuance of common stock in private
  placement to Conagher Co., Inc.  net of
  monies not paid as of  December 31,
  1994, of $1,606,878 (Note 10)                                                                 5,893,122
Exercise of 240,000 shares of
  common stock options                                                               (338,000)
Conversion of preferred stock
  to common stock
    Original preferred
    Series A preferred
Conversion of previously
  granted compensatory options
   to market value options                                                166,902                  (7,473)
Amortization of unearned compensation
  and deferred expenses                                      69,917                                69,917
Warrants exercised                                                                                  5,835
Issuance of stock for
  commissions (Notes 9 & 10)                                                                      500,000
Issuance of stock for
  acquisitions of assets                                                                        1,700,000
Interest paid on Regulation D
  convertible debentures                                                                          132,236
Net loss for the year                                                                         (11,516,635)
                                              ____________________________________________________________
Balances, December 31, 1994                       (243,009)(123,932)            0    (338,000)  3,560,999

Issuance of Common Stock to Conagher
  & Co. (Note 11)                                                                               1,056,573
Issuance of Common Stock for
  services to be performed                                               (462,500)                      0
Common stock issued for
  services performed                                                                              578,360
Issuance of common stock for
  financing services (Note 10)                                                                    246,450
Issuance of stock in private  placements                                                                0
  Class A Convertible Preferred                                                                 1,339,200
  Common Stock                                                                                  4,620,086
Exercise of common stock options                   (50,000)                          (337,000)     33,568
Conversion of convertible instruments                                                                   0
  Original preferred                                                                                    0
  Class A convertible preferred                                                                         0
  Convertible  debentures                                                                         750,000
Amortization of unearned                                                                                0
  compensation and deferred expenses                        123,932       122,731                 246,663
Purchase of Treasury Stock (Note 12)              (750,000)                                      (750,000)
Termination of relationship with                                                                        0
  Company's founder (Note 12)                                                         675,000     675,000
Issuance of stock for                                                                                   0
  acquisition of Lion Golf                                                                         42,200
Expenses incurred in raising of capital                                                          (692,825)
Net loss for the year                                                                          (8,998,124)
                                              ____________________________________________________________
Balances, December 31, 1995                    ($1,043,009)      $0     ($339,769)         $0  $2,708,150
                                              ============================================================

                                    Quadrax Corporation
                         Consolidated Statements of Cash Flows




                                                     Year Ended December 31,
                                                       1995           1994
Operating Activities
Net loss                                           ($8,998,124) ($11,516,635)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization of fixed assets         531,057        798,106
Amortization of intangibles                           144,142          7,482
Amortization of unearned compensation                    --           (7,473)
Amortization of deferred expense                       40,767         33,750
Amortization of deferred financing cost                  --           69,917
Common stock issued for expenses                    1,137,723      2,047,014
Common stock issued for financing related
  expenses (Note 9)                                       --        2,028,607
Common stock issued for interest                         --          132,236
Write down of restructured assets                     813,783           --
Termination of former chief executive officer
  (Note 12)                                            213,296           --
Cash acquired in corporate acquisitions               151,518           --
Loss on investment                                       --           11,550
Cancellation of indebtedness (Note 11)                   --          107,342
Provision for loss contract (Note 12)                    --         (145,000)
Other assets reclassified as cash                     100,000           --
Increase (decrease) in cash resulting
  from changes in:
  Accounts receivable and other                       (578,713)        94,049
Inventories                                           421,479       (330,464)
Other current assets                                  (27,131)          (257)
Accounts payable                                     (398,249)       382,506
Accrued expenses                                     (373,070)       967,171
                                                   _________       ________
Net cash used in operating activities              ($6,821,522)  ($5,320,099)









               See accompanying notes to the consolidated financial statements.

                            Quadrax Corporation
                Consolidated Statements of Cash Flows (continued)



                                                     Year Ended December 31,
                                                     1995           1994
Investing Activities
Capital expenditures                               (160,957)      (388,396)
Other intangible assets                             (35,786)      (111,357)
Payments for businesses acquired, net of
 cash acquired                                         --         (359,172)
                                                 ________       ________
Net cash used in investing activities               (196,743)      (858,925)

Financing Activities
 Net proceeds from sale of stock and
  warrants                                         6,413,034      4,932,964
Issuance of convertible debentures, net of
  costs                                            2,910,000      1,491,000
Repayment of debt                                    (73,935)      (531,000)
                                                   __________     __________
Net cash provided by financing activities          9,249,099      5,892,964
Net increase (decrease) in cash and cash
 equivalents                                       2,230,834       (286,060)

Cash and cash equivalents at beginning of
 period                                              382,721        668,781
                                                  __________      _________
Cash and cash equivalents at end of period        $2,613,555       $382,721














  See accompanying notes to the consolidated financial statements.
                   Quadrax Corporation
     Consolidated Statements of Cash Flows (continued)


Supplemental Schedule of Significant Noncash Transactions:

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


1995:

The Company purchased capital equipment for notes totaling $101,636.

The Company acquired Lion Golf of Oregon, Inc. for common stock valued at $42,200, a contingent note based on future earnings and a guarantee of Lion Golf's existing bank line of credit of $1,000,000.

The Company acquired 15,384 shares of common stock for the Treasury via the exercise of stock options by a former employee.












 See accompanying notes to the consolidated financial statements.

                     Quadrax Corporation
Notes to Consolidated Financial Statements
December 31, 1995


1. Summary of Significant Accounting Policies
   Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Quadrax Corporation (the Company) and its wholly-owned subsidiaries. The December 31, 1995 Consolidated Balance Sheet includes Lion Golf of Oregon, Inc. All intercompany transactions have been eliminated. The consolidated financial statements have been prepared on a going-concern basis. The Company from its inception, through December 31, 1995, has expended cash in excess of cash generated from operations. Additionally, the Company has not achieved sufficient revenues to support future operations. Management believes that to continue as a going concern the Company will require additional financing and anticipates adequate additional financing will be available in fiscal 1996. The 1995 consolidated financial statements do not include any adjustments related to the uncertainty of future financing. As of April 1996, the Company has raised approximately $1,700,000 from the sale of its common stock in an exempt transaction with a private party and believes that sufficient additional funds will be available to meet its cash needs in 1996.


Fiscal Year

The Company converted its fiscal year, effective December 31, 1994, from a 52-53 week period ending on the Sunday closest to December 31 to a calendar year ending December 31. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.
Revenue Recognition

Revenues are recorded as services are performed. Revenues derived from services provided under fixed-price contracts are recognized on a percentage-of-completion basis. If it is determined that a contract may result in a loss, a provision for the loss is accrued at such time.

Cash Equivalents

The Company considers all short term investments, consisting of money market funds and certificates of deposits, with original maturities of three months or less, to be cash equivalents for purposes of the statements of cash flows.

Accounts Receivable

The Company performs periodic credit evaluations and generally does not require collateral.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market and finished goods are valued at standard cost which approximates the lower of cost or market. Market for parts and materials is determined based on replacement cost; market for finished goods is determined based on net
realizable value.

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

Product Development

Product development costs are capitalized and then amortized over three years once a product has been released for commercial manufacturing with sales to third party customers. Capitalized product development costs relating to products determined to have no commercial viability are expensed at the time of such a determination.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes which was adopted prior to fiscal 1994. The implementation of SFAS No. 109 did not have a material effect on the Company's consolidated financial position or its results of operations.

Under Statement 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as well as net operating loss carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities. For financial statement purposes, all deferred tax assets and liabilities have been fully reserved for in that the ultimate realization of such assets and liabilities is uncertain at December 31, 1995.


Net Loss Per Common Share

Net loss per share is based on the weighted-average number of shares outstanding during each year. The exercise of stock options and warrants would not have an effect on the net loss per share since the effect would be anti-dilutive.
2.  Accrued Expenses

Accrued expenses consist of the following:

                                                 December 31,   December 31,
                                                  1995           1994

     Payroll                                      $212,935       $239,451
Professional fees                             251,439        555,022
Insurance                                      60,580         46,531
Interest                                       65,689          -0-
Royalties and license fees                      -0-          212,000
Expenses and professional fees related to
      financing arrangements (Note 10)               -0-          400,000
Reserve for restructuring costs (Note 13)     590,136            -0-
Other                                          20,000         94,982
                                        ________        _______
                                 $1,200,779     $1,547,986
3. Inventories

Inventories consist of the following:

                                                 December 31,   December 31,
                                                  1995           1994

     Raw materials                                $875,783      $1,059,213
 Finished goods                                591,031         212,573
                                          ________       _________
                                    $1,466,813      $1,271,786

4. Stockholders' Equity

On July 20, 1994, the Company amended its Certificate of Incorporation to provide for a 1-for-10 reverse split, effective July 20, 1994. All numbers of shares of common stock and related per share amounts in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect this reverse split.

The Company's capital structure is as follows:

Original Convertible Preferred Stock, $.01 par value, 1,172 shares authorized at December 31, 1995 and December 31, 1994, 318 and 516 shares issued and outstanding at December 31, 1995 and December 31, 1994, respectively. During the twelve months ended December 31, 1995 and December 31, 1994, 198 and 357 shares of the Original Convertible Preferred Stock were converted to 75,268 and 63,725 shares of Common Stock, respectively. Subsequent to the end of fiscal 1995, all shares of Original Convertible Preferred Stock were converted into common stock which was then redeemed by the Company for a
nominal consideration.

Class A Convertible Preferred Stock, First Series, $10.00 par value, 300,000 shares and -0- shares authorized at December 31, 1995 and December 31, 1994, respectively, and -0- shares issued and outstanding at December 31, 1995 and December 31, 1994. During the twelve month period ending December 31, 1995, 150,000 shares of Class A Convertible Preferred Stock were issued and then converted into 1,489,946 shares of Common Stock.

Common Stock, $.000009 par value, 90,000,000 shares authorized December 31, 1995 and December 31, 1994, 17,804,847 and 9,960,296 shares issued at
December 31, 1995 and December 31, 1994, respectively and 17,772,812 and 9,928,261 shares outstanding at December 31, 1995 and December 31, 1994, respectively.
A summary of shares issuable upon exercise of warrants at December 31, 1995, is as follows:

                                         Number of    Exercise    Expiration
            Class                        Shares       Price         Date

      Class C (traded OTC as QDRXZ*)      898,420       $4.53     July 2001
   Class D                             322,500        5.50     October 1998
   D.H. Blair Unit Purchase Option      19,398        5.50     September 1997
     D.H. Blair "A" Warrants              19,398       17.00     September
1997       D.H. Blair "B" Warrants              19,398       23.70
September 1997       Emanuel Co. Warrants                 23,000        5.50
  March 1997       The Wall Street Group                13,913        7.19
May 1998       Manbey Partners                     270,000        3.00
November 1999

                    Total               1,586,027
                                        =========
   * There are a total of 282,522 warrants outstanding with each warrant entitling the holder to purchase 3.18 shares of common stock.


5. Stock Option Plans

The Company has three stock option plans; a 1989 Plan, a 1993 Plan and a 1994 Plan. The 1989 Plan has been terminated except with respect to options to purchase 69,856 shares of common stock which are outstanding.


The 1993 Plan provides for the grant of options to purchase stock in the form of incentive stock options, non-qualified stock options and stock appreciation rights. As of December 31, 1995, the stockholders of the Company had authorized the issuance of 988,539 options pursuant to the 1993 Plan.

During 1994, the Company adopted a Non-Qualified Stock Option Plan which permits the issuance of up to 1,000,000 shares of the Company's common stock to key executives. Under the terms of the plan, options granted are non-qualified stock options and are issued at prices as determined by the Company's Board of Directors. Options granted under the Plan are exercisable as determined by the Board of Directors of the Company. As of December 31, 1995, the Board of Directors had authorized the issuance of 814,000 options pursuant to the 1994 Plan.

Stock Option activity for the two prior years is summarized as follows:



                                                             Price Per
                                     Options           Share
Outstanding at January 2, 1994      680,939      $1.00 to $40.00
Granted                          1,371,197      $2.00 to $ 3.13
Exercised                         (240,000)     $1.00 to $ 1.56
Canceled and forfeited            (539,433)     $1.00 to $40.00
                            _________
         Outstanding at December 31, 1994  1,272,703      $1.00 to $ 8.40
     Granted                            905,267      $0.10 to $ 2.03
Exercised                         (293,826)     $1.00 to $ 1.56
Canceled and forfeited             (11,749)     $1.56 to $5.50
                           _________                    Outstanding at
December 31, 1995  1,872,395      $1.00 to $ 8.40
At December 31, 1995, options to purchase 1,596,481 shares were exercisable under all option plans.

6. Debt

Long-term debt consists of the following:

                                                 December 31,   December 31,
                                                  1995           1994


   Note payable - bank                           $  801,000      $  -0-
Notes payable - Lion shareholders
    bearing interest at the rate of 8%              331,634         -0-
Equipment Notes payable, secured
    by the equipment                                 87,701         -0-
Other non-interest bearing Note                  250,000       310,000
                                            _______       _______
                                     1,470,335       310,000
Less current maturities           (1,114,301)     (310,000)
                               _________       _______
                         $  356,034      $  -0-
                  =========       ======= Note Payable - Bank

The Company's Lion Golf subsidiary has a $1,000,000 revolving line of credit with its bank which is secured by substantially all of the subsidiary's assets and which is guaranteed by the former majority shareholder of Lion Golf and the Company. The note was renewed January 2, 1996 and bears interest at 10.75%. Loan advances are limited to 75% of eligible accounts receivable (as defined) plus 45% of eligible inventories to a maximum of $650,000. At December 31, 1995, the Bank had over advanced, based on availability, approximately $57,000.
The loan agreement with the bank contains various covenants and restrictions, including limitations on capital expenditures, officer compensation and other borrowings; requirements to maintain certain levels of annual income and financial ratios not less than specified levels. At December 31, 1995, Lion Golf was in violation of covenants related to annual income and certain financial ratios as to which the Bank has granted waivers.

Notes Payable - Lion Shareholders

The Company's Lion Golf subsidiary has three unsecured notes bearing interest at the rate of 8% per annum, payable to the former shareholders of this subsidiary. These notes are subordinated to the bank credit line. The first of the Notes, $270,000, has annual principal payments of $54,000 commencing March 31, 1997. These annual payments can be limited to the extent of the subsidiary's pretax profits as defined. The second note, $50,200, has monthly principal payments of $2,400 until paid-in-full. The third note of $10,500 is a demand note.
Maturities of long-term debt outstanding at December 31, 1995 are as follow:

                     For the year ending December 31,

                 1996                        $1,113,642
                 1997                           100,352
                 1998                            74,714
                 1999                            69,127
                 2000                            58,500
               Thereafter                        54,000
                                              _________
                                             $1,470,335


Convertible Debentures

In October 1995, the Company issued $3,000,000 of its Convertible Debentures bearing interest at the rate of nine percent per annum for net proceeds to the Company of $2,910,000. These debentures are convertible at the option of the holders on or after the forty-first day of issuance into a number of shares of common stock that can be purchased for a price equal to seventy-three percent of the closing bid price of the common stock on the ten trading days immediately prior to the conversion date. At December 31, 1995, the holders of the convertible debentures had converted $750,000 of these debentures into 1,052,185 shares of common stock of the Company. As of December 31, 1995, the balance of the debentures outstanding, $2,250,000, are convertible into 4,009,266 shares of common stock of the Company. Interest paid was $80,454 and $14,220 for 1995 and 1994, respectively.


7. Commitments

At December 31, 1995, the Company has outstanding employment agreements with five senior officers and two other personnel. One agreement for one senior officer expires on December 31, 1998 and provides for a base salary of $250,000 with severance pay in the amount of $250,000. The other four agreements for senior officers expire from September 30, 1996 to December 31, 1998, and provide for base compensation ranging from $90,000 to $120,000 and severance pay equal to one-half of base compensation. The Company recorded approximately $84,000 and $39,000 in fiscal years 1995 and 1994, respectively, for compensation expense for 200,000 shares of common stock issued to Mr. Palermo pursuant to his employment contract. These amounts represent the amount of the total compensation expense ($462,500), amortized over five years, which is attributable to the period from August 9, 1994 to December 31, 1995. The $462,500 represents the market value of 200,000 shares of the Company's common stock on the date of the stock grant.

The Company has a commitment, under the agreement to acquire the outstanding stock of McManis Sports Associates (Note 9) to issue additional shares of common stock if, at the date that the 250,000 shares originally issued become freely tradeable, the average market value for the previous thirty days is less than $4.40 per share.

Rent expense amounted to approximately $102,000, and $133,000 in fiscal 1995, and 1994, respectively.

Minimum rental payments under operating leases in future years are as follows:
               1996               $173,260
               1997               $185,237
               1998               $178,045
               1999               $171,969
               2000               $171,969
            Thereafter            $480,918

8. Income Taxes

Due to net losses incurred by the Company in each year since its inception, no provision for income taxes has been recorded. The Company has net operating loss carryforwards in the amount of approximately $45,563,000 and $37,540,000, and research and development tax credit carryforwards in the amount of $325,000 at December 31, 1995 and December 31, 1994. These carryforwards expire at various times from 2002 to 2010. The utilization of these carryforwards may be limited by Internal Revenue Code Section 382. Under Section 382, losses and other carryforwards are limited whenever a Company experiences a greater than 50% change in ownership. The amount, if any, of such limitation has not been determined at this time. Net operating loss carryforwards include $480,000 acquired through the acquisition of Lion Golf of Oregon, Inc. The effect, if realized, of these carryforwards will be applied to reduce goodwill in the period realized.
                  The relationship of tax expense to loss before income taxes differs from the U.S. statutory rate primarily because of the net operating loss carryforward. A valuation allowance has been recognized to offset net deferred tax assets which consist primarily of the tax benefits associated with the net operating losses, since the realization of tax benefits of net operating loss carryforward is not assured. The valuation allowance has been increased by $2,588,000 and $4,109,000 in 1995 and 1994, respectively, to recognize the increases in deferred tax benefits that may not be fully realized prior to expiration.

                                                 December 31,   December 31,
                                                  1995           1994

               Deferred tax assets:
                 Net operating loss              $18,225,000    $15,677,000
                 Other                             1,700,000      1,700,000
                                                  __________     __________
                                                  19,925,000     17,377,000
                    Less valuation allowance     (19,780,000)   (17,192,000)
               Total deferred tax assets             145,000        185,000
             Deferred tax liabilities:
                 Other                              (145,000)      (185,000)
                                                   _______        _______
               Total deferred tax liabilities       (145,000)      (185,000)
                                                   _______        _______
                Net deferred taxes                     $-0-           $-0-


9.  Acquisitions

In November 1994, the Company acquired all of the outstanding stock of McManis Sports Associates, a manufacturer of and marketing representative for golf equipment, for $1,465,600 in restricted common stock of the Company and $109,500 in cash. Included therein, the Company issued to Ablewood European Services, Limited, 150,000 shares of common stock (see Notes 10 and 11) as compensation for acting as an agent in bringing this opportunity to the Company. The Company issued 250,000 shares of common stock to the former shareholders of McManis (the "McManis Shareholders"). In addition, the Company agreed to issue additional shares to the McManis Shareholders if on the date that the 250,000 shares issued in connection with this acquisition become free-trading stock, the average market price for the Company's common stock for the preceding 30 trading days is less than $4.40 per share.


The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. This treatment results in approximately $709,100 of cost in excess of assets acquired based on their estimated fair values as of December 31, 1994. This excess of $709,100, net of the common stock issued to Ablewood European Services, Limited, was expected to be amortized on a straight-line basis over 15 years. McManis Sports Associates is a development stage business and did not have significant operations in fiscal 1994. Therefore, no results of operations were included in the Company's financials for the year ended December 31, 1994.
A summary of the assets acquired from McManis Sports Associates at December 31, 1994 is as follows:

               Current assets                                    $149,100
               Other assets, primarily molds and equipment        416,900
               Intangibles, primarily goodwill                    709,100
                                                                 _________
                                                                $1,275,100

During fiscal 1995, the Company upon further review of the McManis acquisition determined that these costs in excess of estimated fair values could not be realized in the foreseeable future and accordingly were written off (see Note 13).

In November 1994, the Company acquired the exclusive right to utilize the Wimbledon trademark in the United States for tennis rackets for $600,000 by the issuance of 200,000 shares of its common stock. This asset was recorded on the books of the Company as an intangible asset.

Also, in November 1994, the Company acquired certain assets and liabilities of Time Sports for approximately $360,000 in cash and notes payable to facilitate transfer of the Wimbledon license. The Company also issued to Ablewood European Services, Limited, 100,000 shares of common stock (see Notes 10 and 11), as compensation for acting as an agent in bringing this opportunity to the Company. This acquisition is being accounted for as a purchase of assets. Accordingly, the purchase price was allocated to the assets acquired based on their estimated net realizable values.

The Time Sports assets acquired at December 31, 1994 are as follows:

               Current assets               $660,000
               Equipment                     100,000
               Liabilities assumed          (400,000)
                                             _______
               Net value of assets          $360,000

The 250,000 shares of stock issued to Ablewood European Services, Limited as compensation for acting as the Company's agent for the Company acquiring McManis Sports Associates, certain assets and liabilities of Time Sports and the trademark rights were expensed in fiscal 1994 as a financing cost (Notes 10 and 11).

10.  Financing Related Expenses

Financing related costs during fiscal 1994 were incurred in connection with two transactions that the Company entered into during the fiscal year which were subsequently terminated. The first financing transaction was a proposed acquisition of the Company by Applied Laser Systems (ALS). The cost of the termination of this agreement was approximately $1,482,000 and consisted of 170,000 shares of common stock issued to the Company's investor relations consultant and other professional costs. The second financing transaction was the Conagher & Co., Inc. funding relationship which was terminated in February 1995 (Note 11).

11.Changes in Control

On February 13, 1995, the Company entered into an agreement which was accounted for in the fiscal year ended December 31, 1994, with Pattinson Hayton, III, the Company's former Chairman, and two of his affiliated companies, Conagher & Co., Inc., a California corporation (Conagher), and Allied-Asian Consolidated Limited, a Hong Kong corporation (Allied-Asian) pursuant to which Mr. Hayton caused voting control over the corporation to be returned to its common stockholders in exchange for, among other things:


   - a reduction in amount and an extension of the time for payment of certain notes due from Conagher for the purchase of common stock of
the           Company;

   - the issuance to Allied-Asian, or its nominees, of 1,150,000 shares of common stock of the Company, in restricted form; and

   - the assumption by the Company of certain outstanding obligations owed by Conagher and guaranteed by Mr. Hayton, personally, to Richard
A.          Fisher (see Note 12), the founder and former Chief Executive
Officer of the      Company.

Mr. Hayton had acquired financial and voting control over the Company in July 1994, when Conagher purchased 1,500,000 restricted shares of the Company's common stock for an aggregate price of $3 million, and also purchased from Mr. Fisher approximately 62% of the Company's original preferred stock (the Control Block), which gave Conagher the right to elect 3/5 of the members of the Company's Board of Directors.

Subsequently, in September 1994, Conagher purchased an additional 2,250,000 shares for an additional $4.5 million, bringing its total commitment to $7.5 million for 3,750,000 shares. Each of these stock purchases were paid for through promissory notes issued by Conagher. Conagher made payments to the Company pursuant to these promissory notes of $1,056,563 and $5,893,088 in fiscal years ended December 31, 1995 and December 31, 1994, respectively.

Subsequent to December 31, 1994, Conagher failed to meet the payment schedule for the notes dated September 1994 which caused the Company a working capital shortage. Therefore, in February 1995, the Board of Directors of the Company agreed to amend the September 1994 stock purchase agreement for the consideration described above and Mr. Hayton's resignation as chairman and a member of the Company's Board of Directors.

12. Related Party Transactions

In connection with the change of control (Note 11), the Company's founder resigned as a director and chief executive officer in September 1994 and the Company retained him as a consultant at the rate of $6,250 per month through January 1995. Subsequent to this date, the monthly payment was increased to $12,500 per month due to an increased level of effort by the Company's founder. The contract extends through December 31, 1996, and also provides for the continuing payment of certain benefits, including medical and life insurance. This severance agreement was revised in December 1995 when the Company formalized the termination of its former chief executive officer and founder whereby all contractual obligations, consulting fees, and benefits were terminated as of December 31, 1995, in return for the Company paying him $108,000 and an additional $74,000 in February 1996.

The Company also secured a non-competition agreement from its founder extending for a five year period for a fee of $675,000 payable over five years; accelerated the cancellation of certain amounts due from him in the amount of approximately $40,000; and agreed to accept payment for stock to be acquired by him upon exercise of stock options in promissory notes payable over five years.
During fiscal 1994 and fiscal 1995, the former chief executive officer exercised options covering 240,000 shares and 216,326 shares, respectively, of the Company's common stock, delivering notes therefore aggregating approximately $675,000. These notes were subsequently offset in fiscal 1995 against the Company's note payable to its founder for a covenant not to compete.
In connection with the repurchasing of the voting control over the Company from Pattinson Hayton, III and his affiliated corporate entities (Note 11), the Company assumed the obligation of Conagher & Co. to pay the former chief executive officer $750,000 for the convertible preferred stock which he had previously sold to Conagher & Co. The note is payable in monthly installments of $75,000 plus interest, over a ten month period commencing April 1995.
This note plus accrued interest was paid in full in February 1996.

The Company has a one-third interest in a limited partnership which is the owner of the Company's corporate headquarters. The Company occupies these facilities pursuant to a ten-year lease which expires in October 2003. The Company's ownership interest in the limited partnership which owns the corporate headquarters is a second deed of trust payable to the Company in the amount of $250,000. The Company's investment in the limited partnership is reflected on its books at December 31, 1995, at the cost of $250,000.

13.   Reserve for Restructuring Costs

Subsequent to amending the preferred stock repurchase agreement, the Company determined that its long-term objectives did not require the services of its former chairman and chief executive officer, Richard A. Fisher, and other executives. Additionally, it was determined that certain intangibles acquired in the McManis Sports acquisition in 1994 should be revalued. Therefore in connection with this determination, all such liabilities to Mr. Fisher and other executives reflected in the books and records of the Company were reserved for.
The total amount reserved was $2,600,000 and consists of the following:

    1)   A consulting agreement for Mr. Fisher's services from
          July 1, 1995 to December 31, 1996 along with the related
          employee benefits, the issuance of 100,000 shares of
          common stock, and interest paid in arrears to Mr. Fisher
          pursuant to acquisition of the Company's original preferred
          stock (See Note 12).                                     $  482,000


    2)   Write-off of the unamortized portion of Mr. Fisher's
         non-competition agreement from July 1, 1995 to
         September 30, 1999.                                          575,000

    3)  Expenses and other costs incurred or to be incurred in terminating company executives and the Company's
        relationship with its investor relations consultant.          608,000

    4)  Write-off of unamortized costs and related expenses
        for CMI machinery and equipment initially capitalized
        in 1989.                                                      250,000

    5)  Write-off of unamortized portion of goodwill
        associated with acquisition of McManis Sports Associates.     685,000

                  Total Restructuring Costs                        $2,600,000

14. Pro Forma Financial Information (Unaudited)

As previously reported on January 15, 1996, the Company on December 29, 1995, acquired all of the outstanding stock of Lion Golf of Oregon, Inc., "Lion Golf", a manufacturer and distributor of golf equipment for $42,200 in common stock of the Company and the issuance of its contingent Note payable of $1,250,000 based on future earnings of Lion Golf, payable to the principal shareholder of Lion Golf. The Company is accounting for this acquisition using the purchase method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. This treatment resulted in approximately $119,000 of cost over assets acquired as of December 31, 1995.
The Company's Unaudited Pro Forma Condensed Consolidated Statements of Operations for the years ended December 31, 1995 and December 31, 1994 have been adjusted to reflect the issuance of 50,000 shares of the Company's common stock to Lion Golf's former shareholders. No other pro forma adjustments have been made to the unaudited condensed consolidated statements of operations.
15. Contingencies

In December 1995, the Company and its Chairman and CEO, James J. Palermo, were named as defendants in a defamation suit brought in the Superior Court of the State of California, County of Los Angeles. The plaintiffs in this lawsuit were Conagher & Co., Inc. and Pattinson Hayton, III, the Company's former Chairman of the Board. This case for venue reasons was transferred in March 1996 to the United States Federal District Court in Rhode Island. The Company is of the opinion that this lawsuit is without merit and intends to defend itself vigorously. The ultimate outcome of this lawsuit in respect to the defendants is unknown.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial
position.