Form 10KSB/A
period 1995-12-31
QUADRAX CORP
filed 1996-06-10
CIK 814273

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

                  the assumption by the Company of certain outstanding obligations owed by Conagher and guaranteed by Mr. Hayton, personally, to Richard A. Fisher (see Note 12 to the Consolidated Financial Statements for the Fiscal Year
                  1995),the founder and former Chief Executive Officer of the Company; and the transfer of the Preferred Stock to James Palermo, the Chief Executive Officer of the Company, as trustee for the holders of common stock. The Preferred Stock was converted into common stock and then repurchased by the Company for a nominal sum in fiscal 1996.

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

27        Financial Data Schedule

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

Stock Option activity for the two prior years is summarized as follows:


                                                      Price Per
                                     Options           Share
Outstanding at January 2, 1994      680,939      $1.00 to $40.00
Granted                           1,371,197      $2.00 to $ 3.13
Exercised                          (240,000)     $1.00 to $ 1.56
Canceled and forfeited             (539,433)     $1.00 to $40.00
                                  _________
Outstanding at December 31, 1994  1,272,703      $1.00 to $ 8.40
     Granted                        905,267      $0.10 to $ 2.03
Exercised                          (293,826)     $1.00 to $ 1.56
Canceled and forfeited              (11,749)     $1.56 to $ 5.50
                                   _________
Outstanding at December 31, 1995  1,872,395      $1.00 to $ 8.40
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