Form 10QSB/A
period 1996-03-31
QUADRAX CORP
filed 1996-06-10
CIK 814273

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.   20549

                              FORM 10-QSB


[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended March 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                               Outstanding at May 10, 1996
             Common Stock, par value                 22,356,867 shares
             $.000009 per share



                               QUADRAX CORPORATION

                               INDEX TO FORM 10-QSB


Part I - Financial Information                                     Page


Item 1 Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at
       March 31, 1996 and at December 31, 199                       3-4


       Condensed Consolidated Statements of Operations
       for the three months ended March 31, 1996 and
       March 31, 1995                                                 5

       Condensed Consolidated Statements of Cash Flows
       for the three months ended March 31, 1996 and
       March 31, 1995                                               6-7

       Notes to Condensed Consolidated Financial Statements         8-9


Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        10-13


Part II - Other Information


Item 6 Exhibits and Reports on Form 8-K                             14


       Signatures                                                   15

                               Quadrax Corporation

                             Consolidated Balance Sheets
                                   (Unaudited)

                                       ASSETS

                                                March 31,       December 31,
                                                  1996             1995

Current assets:
Cash and cash equivalents, including $100,000
 and $481,146 of restricted cash,respectively $ 442,575 $ 2,613,555 Accounts receivable, net of allowances
 for doubtful accounts of $24,000                 1,348,764        1,265,301
Inventories                                       1,761,180        1,466,813
Other current assets                                 89,239          134,197
                                                  ---------        ---------
TOTAL CURRENT ASSETS                              3,641,758        5,479,866

Property and equipment, at cost:
Machinery and equipment                           3,337,106        3,319,881
Office equipment                                    851,844          851,160
Leasehold improvements                            1,071,532        1,071,532
                                                  ---------        ---------
                                                  5,260,482        5,242,573
Less accumulated depreciation and amortization    3,153,736        3,000,093
                                                  ---------        ---------
NET PROPERTY AND EQUIPMENT                        2,106,726        2,242,480

Goodwill                                            116,577          118,553

Other assets                                        268,068          267,855

License agreement, net of amortization of
$150,000 and $120,000, respectively                 450,000          480,000
Deferred assets, net of amortization of $64,084
and $61,912, respectively                           216,983          211,498
                                                   --------         --------
TOTAL ASSETS                                     $6,800,112       $8,800,252
                                                  =========        =========




                             See accompanying notes.

                              Quadrax Corporation

                          Consolidated Balance Sheets
                                 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               March 31,         December 31,
                                                 1996                1995

Current liabilities:
Accounts payable                              $ 1,205,630      $    870,988
Accrued expenses                                  695,018         1,200,779

Notes payable to related party                         0           300,000

Notes payable                                  1,217,913         1,114,301
                                               ----------         ---------
TOTAL CURRENT LIABILITIES                       3,118,561         3,486,068

Long-term debt, less current portion              330,876           356,034
Convertible debentures payable                          0         2,250,000
                                                ---------         ---------
TOTAL LIABILITIES                               3,449,437         6,092,102
                                                ---------         ---------

Stockholders' equity:

Original convertible preferred stock                    6                 6
Common stock                                          199               160
Additional paid-in capital                     59,538,517        57,179,364
Retained earnings (deficit)                   (54,831,663)      (53,088,602)
                                               ----------        ----------
                                                4,707,059         4,090,928
Less:
Treasury stock, at cost                        (1,043,009)       (1,043,009)
Unearned compensation and deferred expenses      (313,375)         (339,769)
                                                ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                      3,350,675         2,708,150
                                                ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                         $6,800,112        $8,800,252




                                See accompanying notes.

                                 Quadrax Corporation

                   Condensed Consolidated Statements of Operations
                                      (Unaudited)

                                    Three Months             Three Months
                                    Ended March 31,         Ended March 31,
                                        1996                     1995

Revenue:
     Sales                               $1,087,018               $1,074,643
     Interest income                         15,968                    8,995
     Other income                                 0                        0
                                          ---------                ---------
     TOTAL REVENUE                        1,102,986                1,083,638

Expenses:
     Cost of goods sold                     936,438                  714,420
     Research and development               219,567                  236,074
     Selling, general and administrative  1,438,385                1,411,606
     Depreciation and amortization          187,811                  203,672
     Interest expense                        63,846                    4,390
                                           --------                ---------
     TOTAL EXPENSES                       2,846,047                2,570,162

     NET LOSS                           ($1,743,061)             ($1,486,524)

     NET LOSS PER COMMON SHARE             ($0.09)                   ($0.14)

     WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                  19,282,782               10,779,444


                                See accompanying notes

                           Quadrax Corporation
                    Consolidated Statements of Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents
                                (Unaudited)

                                    Three Months             Three Months
                                        Ended                     Ended
                                    March 31, 1996           March 31, 1995

Cash flows from operating activities:
 Net loss                                ($1,743,061)       ($1,486,524)
Adjustments to reconcile net income
 to net cash used in operating activities:
 Depreciation & amortization
   of fixed assets                           153,663            120,929
Amortization of intangibles                   34,148             82,745
Amortization of unearned compensation         26,394                  0
Common stock issued for expenses              98,984             34,616

Effect on cash flows of changes
 in assets and liabilities:
Accounts receivable and other                (83,463)        (1,034,519)
Inventories                                 (294,367)           251,045
Prepaid expenses and other assets             44,958              6,974
Receivables/payables
 from officers and employees                (300,000)                 0
Accounts payable                             334,642            506,557
Accrued expenses                            (505,761)          (551,838)
                                           ---------           --------
Net cash used in operating
activities                                (2,233,863)        (2,070,015)

Cash flows from investing activities:
Capital expenditures, net                    (17,909)          (221,039)
Other intangible assets purchased             (7,662)                 0
Payments for businesses acquired
 net of cash acquired                              0            140,000
                                           ---------          ---------
       Net cash provided by (used in)
         investing activities                (25,571)           (81,039)

Cash flows from financing activities:
Proceeds from exercise of
 common stock options                         10,000             25,300
Net proceeds from sale of stock and warrants       0          2,949,394
Issuance of debt                              78,454                  0
Repayment of debt                                  0            (20,000)
                                             --------          ---------
Net cash provided by financing
activities                                    88,454          2,954,694
                                            --------          ---------
Net increase (decrease) in cash
 and cash equivalents                     (2,170,980)           803,640

Cash and cash equivalents at
 beginning of period                       2,613,555            382,721
                                           ---------           --------
Cash and cash equivalents at
 end of period                              $442,575         $1,186,361
                                            ========          =========

                             See accompanying notes



                              QUADRAX CORPORATION

Consolidated Statements of Cash Flows (continued) for the Three Months Ended March 31, 1996 and March 31, 1995




Supplemental schedule of significant noncash transactions:

1996:

    The Company issued 4,080,886 shares of its common stock in exchange for the cancellation of $2,250,000 of its convertible debentures.

1995:
       The Company assumed $750,000 of debt due its former chairman from Conagher & Co., Inc. for Conagher's purchase of the original preferred stock.

                               Quadrax Corporation


               Notes to Condensed Consolidated Financial Statements


1.The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the  information and note disclosures required by generally
accepted accounting principles.   In the opinion of management, such condensed
consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and March 31, 1995. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1995.


2.Debt

Long-term debt consists of the following:

                                                 March 31,    December 31,
                                                   1996           1995

Note payable - bank                                 $  891,000  $  801,000
Notes payable - Lion shareholders                      325,028     331,634
Equipment notes payable                                 82,761      87,701
Other non-interest bearing note                        250,000     250,000
                                                       -------     -------
                                                     1,548,789   1,470,335
Less current maturities                             (1,217,913) (1,114,301)
                                                     ---------   ---------
                                                    $  330,876  $  356,034
                                                     =========   =========
 Note Payable - Bank

The Company's wholly-owned subsidiary, Lion Golf of Oregon, Inc., an Oregon corporation ("Lion Golf"), has a $1,000,000 revolving line of credit with its bank which is secured by substantially all of the subsidiary's assets and which is guaranteed by the Company and the former majority shareholder of Lion Golf. The note was renewed January 2, 1996 and bears interest at 10.75% per annum. Loan advances are limited to 75% of "eligible accounts receivable" plus 45% of "eligible inventories" up to a maximum of $500,000, as such terms are defined under the line of credit. The Company's current outstanding balance due on the line of credit is approximately $891,000.

                            Quadrax Corporation

Notes Payable - Lion Shareholders

Lion Golf has three unsecured notes bearing interest at the rate of 8% per annum, payable to its former shareholders. These notes are subordinated to the bank credit line. The first of the notes, for the principal amount of $270,000, has annual principal payments of $54,000 commencing March 31, 1997. These annual payments can be limited to the extent of Lion Golf's pretax profits as defined in the Purchase Agreement among the Company, Lion Golf, and Lion Golf's former shareholders dated December 29, 1995 (the "Purchase Agreement"). The second note for the principal amount of $50,200, has monthly principal payments of $2,400 until paid-in-full. The third note is a demand note in the principal amount of $10,500.

3.Shareholders Equity

 The Company's capital shares are as follows:

Original Convertible Preferred Stock, $.01 par value, 1,172 shares authorized at March 31, 1996 and December 31, 1995, 318 shares issued and outstanding at both March 31, 1996 and March 31, 1995. Subsequent to March 31, 1996, all shares of Original Convertible Preferred Stock were converted into common stock which were then redeemed by the Company for a nominal consideration.

Common Stock, $.000009 par value, 90,000,000 shares authorized at March 31, 1996 and December 31, 1995, and 21,737,841 and 17,772,812 shares outstanding at March 31, 1996 and December 31, 1995, respectively.


4.Earnings Per Share

For the fiscal quarters ending March 31, 1996 and March 31, 1995, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.

Item II


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this Form 10-Q are forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, and other risks.

 Competition. As the Company enters the sporting goods and recreational equipment market, it faces competition from other materials used in the manufacture of such goods and equipment, and from other suppliers of thermoplastic composites. The Company's success in entering this market will depend largely upon its ability to displace other materials currently in use.
If the Company is unsuccessful in creating a niche within the sporting goods and recreational equipment market by convincing the market of the strategic benefits of thermoplastic composites, the Company would be adversely affected. Many of the companies whose product offerings compete with the Company's product offerings have significantly greater financial, manufacturing and marketing resources than the Company.

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


Results of Operations for Quarter Ended March 31, 1996 as compared to Quarter Ended March 31, 1995

 The Company's net loss from operations for the quarter ended March 31, 1996 ("1996 first quarter") of approximately $1,740,000 was approximately $250,000 greater than its net loss from operations of approximately $1,490,000 for the quarter ended March 31, 1995 ("1995 first quarter"). The primary reason for this loss increase was the reduction in gross margins which was caused by the change in the Company's primary source of revenues from defense related products to consumer oriented products in the first three months of fiscal 1996.

 Total revenue recognized during the 1996 first quarter was stable at $1,087,018 compared to $1,074,643 in the 1995 first quarter. An increase in sales for the first three months ending March 31, 1996 of approximately $805,000 for the Company's Lion Golf subsidiary, ("Lion"), which the Company acquired as of December 31, 1995, was offset by a decrease in revenues of approximately $790,000 in the Company's Advanced Materials Systems division, ("AMS"). The decrease in the AMS division reflects the completion of the defense programs late in 1995 with no corresponding increase in consumer product shipments in 1996. The AMS 1996 sales are primarily lacrosse sticks, $150,000 and thermo-plastic tape, $100,000.

 Interest income increased by approximately $7,000 in the three months ended March 31, 1996, as compared to the same period one year ago. The reason for this is the higher amount of money the Company had on deposit in interest bearing paper in 1996.

 Costs of goods sold for the first quarter of 1996 of $936,438 increased approximately $222,000 in the three months ended March 31, 1996 vis-a-vis the three months ended March 31, 1995. The reason for this increase is that the 1995 defense contract in progress during this period, the F-22 program, had greater margins than the Lion Golf division enjoyed in 1996.

 Research and development expenses were $219,567 in the 1996 first quarter, a negligible decrease of approximately $16,000 as compared to $236,074 in the 1995 first quarter.

 Selling, general and administrative expenses increased by the negligible amount of approximately $27,000 to $1,438,000 in the three months ended March 31, 1996 over the comparable period a year ago.

 Depreciation and amortization expense decreased by $16,000 to $187,811 in the first quarter of 1996. This decrease is due primarily to the Company's write-offof the book value of the CMI machine in fiscal 1995.

 Interest expense for the first quarter of 1996 increased by approximately $59,000 to $63,846. This reflects the Company's 1996 subordinated debt, along with the financing costs associated with the financing leases which the Company entered into during the past year.


Financial Position, Liquidity and Capital Resources

 At March 31, 1996, the Company had total assets of $6,800,112 and stockholders' equity of $3,350,675. Current assets were $3,641,758 and current liabilities were $3,118,561 resulting in working capital of approximately $0.5 million which is a decrease of approximately $1.5 million from December 31, 1995, when working capital was approximately $2.0 million. This decrease in working capital resulted was caused primarily by the Company's use of approximately $1,789,000, of its cash-on-hand at December 31, 1995 to fund its operations.

 Cash and cash equivalents decreased by approximately $2,170,000 from December 31, 1995. This decrease is due to the Company's use of approximately $1,789,000 to fund its operations, in addition to the Company's payment of $381,000 to Richard Fisher, its former chairman and chief executive officer, in February 1996.



 Accounts receivable increased by approximately $83,000. The reasons for this increase are twofold; one, Lion Golf's sales occurred primarily in March 1996, and; two, collections on certain portions of the Advanced Materials Systems division sales slowed down, particularly, monies due from Wimbledon sales in calendar 1995.
 Inventories increased by approximately $294,000. This increase is due to the build-up of product required for Lion Golf's anticipated shipments during the Spring season.

 Other current assets decreased by approximately $45,000 between March 31, 1996 and December 31, 1995. This decrease was caused by the amortization of insurance premiums that were prepaid.

 Notes payable increased by approximately $104,000. This reflects increased usage of the Company's line of credit with the Bank of the Cascades.

 Accounts payable and accrued expenses decreased approximately $171,000 from $2,072,000 at December 31, 1995. This decrease was caused by payments made to former employees in 1996, which were charged against the reserve for restructuring costs accrued for as of December 31, 1995.

 Notes payable to related parties decreased $300,000 to zero at March 31, 1996. The reason for this decrease is that the Company paid Richard Fisher, its former chairman and chief executive officer, in full in February 1996 pursuant to the December 1995 settlement agreement.

 Long term debt decreased approximately $25,000 to about $331,000 at March 31, 1996. The reasons for this decrease are the payments the Company made on its Advanced Materials Systems division financing leases, along with several payments made on the subordinated debt of Lion Golf.

 Convertible debentures decreased to zero at March 31, 1996 from $2,250,000 at December 31, 1995 due to the debenture holder's conversion of all its debentures to common stock during the three months ended March 31, 1996.

 In the first three months of fiscal 1996, capital expenditures were approx-imately $18,000, a negligible amount. The Company anticipates capital expend-itures in 1996 will be approximately $1,500,000 for the purchase of a golf shaft manufacturing line and an additional thermoplastic tape manufacturing line. These equipment acquisitions are expected to be paid for through equipment leasing programs and from funds raised through the placement of the Company's securities.

 The Company generated revenues of approximately $1,100,000 in the first three months of fiscal 1996, and as a result, operations were not a source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. Net funds provided by financing activities in the first quarter of fiscal 1996, after giving effect to the repayment of debt, totaled approximately $90,000 during the period ended
March 31, 1996.

 The Company believes that proceeds of approximately $1,700,000 from additional sales of debentures in April 1996, together with funds provided by operations and cash on hand (approximately $440,000 at March 31, 1996), will be sufficient to meet the Company's near-term cash requirements. In addition, the Company believes that it will be able to raise $3,300,000 from the sale of debentures prior to the end of fiscal 1996.




  The Company received a going concern qualification from its outside independent auditors on its fiscal 1995 audited financial statements. While the Company believes it has made and will continue to make substantial progress to-wards achieving profitability, the results to date have not yet been sufficient to negate the auditors' qualifications. During this transition, management continues to redirect the Company's focus from the defense related products to consumer oriented products. Management believes that the Company will be able to continue to raise money from outside third parties in sufficient amounts to support its operations until the time in which the Company's consumer product programs generate sufficient revenues.

  The Company believes that it can achieve viability and profitability by continuing to expand sales of golf and tennis products, as well as other products that employ its thermoplastic materials. Management believes that the Company's acquisition of Lion Golf in late 1995 will further this strategy because of Lion Golf's manufacturing expertise and access to new distribution channels, such as golf and tennis pro shops. Sales of composite based lacrosse sticks and continuing efforts to develop and market other consumer products, will also contribute to its efforts.

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

                               QUADRAX CORPORATION


Part II - Other Information



Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits

None since Form 10-KSB for fiscal year ended December 31, 1995 was filed on April 12, 1996.


   (b)  Reports on Form 8-K

None since Form 10-KSB for fiscal year ended December 31, 1995 was filed on April 12, 1996.

                               QUADRAX CORPORATION



                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





       QUADRAX CORPORATION

        (Registrant)






                  May 20, 1996
         /s/ James J. Palermo
                  (Date)
    James J. Palermo, Chairman and
    Chief Executive Officer



                  May 20, 1996
         /s/ Edward A. Stoltenberg
                  (Date)
        Edward A. Stoltenberg,  Senior Vice
        President, Chief Financial
        Officer

        (Principal Accounting Officer)