Form 10-Q
period 1996-06-30
QUADRAX CORP
filed 1996-08-14
CIK 814273

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.   20549

                                     FORM 10-QSB


       [X]   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
             For the period ended June 30, 1996

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

          Class                                   Outstanding at August 2, 1996
          Common Stock, par value  24,745,704 shares
          $.000009 per share

                               QUADRAX CORPORATION

                               INDEX TO FORM 10-QSB


              Part I - Financial Information Page


 Item 1        Condensed Consolidated Financial Statements



               Condensed Consolidated Balance Sheets at
               June 30, 1996 and at December 31, 1995                       3-4

               Condensed Consolidated Statements of Operations
               for the three and six months ended June 30, 1996 and
               June 30, 1995                                                5

               Condensed Consolidated Statements of Cash Flows
               for the six months ended June 30, 1996 and
               June 30, 1995                                              6-7

               Notes to Condensed Consolidated Financial Statements       8-10

 Item 2
               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       11-15

              Part II - Other Information


 Item 6
               Exhibits and Reports on Form 8-K                             16


               Signatures                                                   17

                                 Quadrax Corporation

                             Consolidated Balance Sheets
                                     (Unaudited)

                                       ASSETS
                                                   June 30,        December 31,
                                                    1996              1995
    Current assets:
     Cash and cash equivalents, including
       $100,000 and $481,146 of
       restricted cash, respectively            $ 2,332,730       $ 2,613,555
     Accounts receivable, net of allowances
       for doubtful accounts of $24,000           1,084,038         1,265,301
     Inventories                                  1,890,675         1,466,813
     Other current assets                           193,580           134,197
                                                 ----------        ----------
        TOTAL CURRENT ASSETS                      5,501,023         5,479,866


     Property and equipment, at cost:
       Machinery and equipment                    3,416,620         3,319,881
       Office equipment                             891,537           851,160
       Leasehold improvements                     1,085,728         1,071,532
       Construction-in-progress                     872,188                 0
                                                 ----------        ----------
                                                  6,266,073         5,242,573
       Less accumulated depreciation
         and amortization                         3,298,204         3,000,093
                                                 ----------        ----------
       NET PROPERTY AND EQUIPMENT                 2,967,869         2,242,480

     Goodwill, net of amortization of $3,952
         at June 30, 1996                           114,601           118,553

     Other assets                                   290,627           267,855

     License agreement, net of amortization of
       $180,000 and $120,000, respectively          420,000           480,000

     Deferred assets, net of amortization of
       $66,187 and $61,912, respectively            217,801           211,498
                                                 ----------        ----------
        TOTAL ASSETS                             $9,511,921        $8,800,252
                                                 ==========        ==========




                              See accompanying notes.

                                      Quadrax Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                       LIABILITIES AND STOCKHOLDERS' EQUITY



                                                  June 30,         December 31,
                                                    1996               1995
   Current liabilities:
     Accounts payable                         $    748,876       $    870,988
     Accrued expenses                              755,520          1,200,779
     Notes payable to related party                      0            300,000
     Notes payable                               1,035,623          1,114,301
                                              ------------       ------------
          TOTAL CURRENT LIABILITIES              2,540,019          3,486,068

     Long-term debt, less current portion          349,858            356,034
     Convertible debentures payable              1,050,000          2,250,000
                                              ------------       ------------
          TOTAL LIABILITIES                      3,939,877          6,092,102
                                              ============       ============

     Stockholders' equity:
       Original convertible preferred stock              0                  6
       Class B convertible preferred stock       3,500,000                  0
       Common stock                                    219                160
       Additional paid-in capital               60,460,208         57,179,364
       Retained earnings (deficit)             (56,271,033)       (53,088,602)
                                              ------------        -----------
                                                 7,689,394          4,090,928
     Less:
       Treasury stock, at cost                  (1,043,009)        (1,043,009)
       Unearned compensation and
         deferred expenses                        (586,981)          (339,769)
       Notes receivable for the exercise
         of stock options                         (487,360)                 0
                                              ------------         ----------
           TOTAL STOCKHOLDERS' EQUITY            5,572,044          2,708,150
                                              ------------         ----------
           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY               $9,511,921         $8,800,252
                                              ============         ===========


                                         See accompanying notes.

                               Quadrax Corporation

                  Condensed Consolidated Statements of Operations
                                    (Unaudited)

                                               Three Months     Three Months     Six Months       Six Months
                                              Ended June 30,   Ended June 30,  Ended June 30,   Ended June 30,
                                                   1996             1995            1996             1995
                                             -------------------------------------------------------------------
Revenue:
        Sales                                       $840,327       $1,234,786      $1,927,344        $2,309,429
        Interest income                               15,389                0          30,961             8,995
        Other income                                  43,549                0          43,945                 0
                                             -------------------------------------------------------------------
                              TOTAL REVENUE          899,265        1,234,786       2,002,250         2,318,424
                                             -------------------------------------------------------------------
Expenses:
        Cost of goods sold                           836,223        1,043,208       1,772,662         1,757,628
        Research and development                      39,044          (24,833)        258,611           211,240
        Selling, general and administrative        1,219,438        1,422,334       2,657,823         2,833,940
        Depreciation and amortization                182,228          220,245         370,039           423,917
        Interest expense                              61,701            5,025         125,547             9,415
                                             -------------------------------------------------------------------
                             TOTAL EXPENSES        2,338,634        2,665,979       5,184,682         5,236,140
                                             -------------------------------------------------------------------
                                   NET LOSS      ($1,439,369)     ($1,431,193)    ($3,182,432)      ($2,917,716)
                                             ===================================================================
                  NET LOSS PER COMMON SHARE           ($0.06)          ($0.14)         ($0.15)           ($0.25)
                                             ===================================================================
                    WEIGHTED AVERAGE COMMON
                         SHARES OUTSTANDING       22,470,365       13,008,872      20,876,573        11,900,316
                                             ===================================================================

                               See accompanying notes


                                Quadrax Corporation
                        Consolidated Statements of Cash Flows
                  Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                Six Months      Six Months
                                                                  Ended          Ended
                                                              June 30, 1996  June 30, 1995
Cash flows from operating activities:
 Net loss                                                       ($3,182,432)   ($2,917,716)
  Adjustments to reconcile net income to net cash used
     in operating activities:
   Depreciation & amortization of fixed assets                      302,158        246,521
   Amortization of intangibles                                       67,881         95,065
   Amortization of unearned compensation                             52,788         82,331
   Common stock issued for expenses                                 160,854        258,274
   Effect on cash flows of changes in assets and liabilities:
     Accounts receivable and other                                  181,263       (701,015)
     Inventories                                                   (423,862)       207,361
     Prepaid expenses and other assets                              (59,383)      (134,649)
     Receivables/payables from officers and employees              (300,000)      (225,000)
     Accounts payable                                              (122,112)       (48,342)
     Accrued expenses                                              (507,129)      (786,739)
                                                             --------------- --------------
               Net cash used in operating activities             (3,829,974)    (3,923,909)
                                                             --------------- --------------
Cash flows from investing activities:
   Capital expenditures, net                                     (1,023,500)      (672,977)
   Other intangible assets purchased                                (33,350)             0
   Payments for businesses acquired
     net of cash acquired                                                 0        140,000
                                                             --------------- --------------
        Net cash provided by (used in) investing activities      (1,056,850)      (532,977)
                                                             --------------- --------------
Cash flows from financing activities:
   Proceeds from exercise of common stock options                     4,187         25,300
   Net proceeds from sale of stock and warrants                           0      5,137,522
   Issuance of convertible debt, net of costs                     1,536,666              0
   Issuance of convertible preferred stock, net of costs          3,150,000      1,339,200
   Repayment of debt                                                (84,854)       (60,000)
                                                             --------------- --------------
               Net cash provided by financing activities          4,605,999      6,442,022
                                                             --------------- --------------
Net increase (decrease) in cash and cash equivalents               (280,825)     1,985,136

Cash and cash equivalents at beginning of period                  2,613,555        382,721
                                                             --------------- --------------
Cash and cash equivalents at end of period                       $2,332,730     $2,367,857
                                                             =============== ==============


                                 See accompanying notes

                                  QUADRAX CORPORATION
                   Consolidated Statements of Cash Flows (continued)
                               for the Six Months Ended
                            June 30, 1996 and June 30, 1995




          Supplemental schedule of significant noncash transactions:

          1996:

               The Company issued 4,450,285 shares of its common stock in exchange for the cancellation of $2,866,666 of its convertible debentures.

               The Company issued 67,026 shares of its common stock for payment in full for $61,870 of accrued liabilities.

          1995:

               The Company assumed $750,000 of debt due its former chairman from Conagher & Co., Inc. for Conagher's purchase of the original preferred stock.

                                  Quadrax Corporation

                   Notes to Condensed Consolidated Financial Statements

                                       (Unaudited)


        1. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1996 and the results of operations for the six months ended June 30, 1996 and June 30, 1995. The results of operations for the six month period ended
June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1995.


        2.     Debt

           Long-term debt consists of the following:


                                                   June 30,        December 31,
                                                     1996              1995

        Note payable - bank                       $ 716,000        $  801,000
        Notes payable - Lion shareholders           318,031           331,634
        Equipment notes payable                     101,450            87,701
        Other non-interest bearing note             250,000           250,000
                                                  ---------        ----------
                                                  1,385,481         1,470,335

        Less current maturities                  (1,035,623)       (1,114,301)
                                                 ----------         ---------
                                                 $  349,858        $  356,034

                              Quadrax Corporation

                   Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


          Note Payable - Bank

           The Company's wholly-owned subsidiary, Lion Golf of Oregon, Inc., an Oregon corporation ("Lion Golf"), has a $1,000,000 revolving line of credit with its bank. The line of credit is secured by substantially all of Lion Golf's assets and is guaranteed by the Company and the former majority shareholder of Lion Golf. The note was renewed January 2, 1996 and bears interest at 10.75% per annum. Loan advances are limited to 75% of "eligible accounts receivable" plus 45% of "eligible inventories" up to a maximum of $500,000, as such terms are defined under the line of credit. The Company's current outstanding balance due on the line of credit is approximately $716,000.


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

           Convertible Debentures

           In April 1996, the Company issued $1,666,666 of its Convertible Debentures bearing interest at the rate of 8% per annum for net proceeds to the Company of $1,536,666. The debentures are convertible at the option of the holders on or after the forty-first day of issuance into a number of shares of common stock that can be purchased for a price equal to seventy percent of the average closing bid price of the common stock on the five trading days immediately prior to the conversion date. At June 30, 1996, the holders of the convertible debentures had converted $616,666 of the debentures into 635,255 shares of common stock of the Company.


        3.     Shareholders Equity

          The Company's capital shares are as follows:

           Original Convertible Preferred Stock, $0.01 par value, -0- shares authorized at June 30, 1996 and 1,172 shares authorized at December 31, 1995, 318 shares issued and outstanding at December 31, 1995. Subsequent to December 31, 1995 all shares of Original Convertible Preferred Stock were converted into common stock which were then redeemed by the Company for a nominal consideration

           Series B Convertible Preferred Stock, $0.01 par value, 7,000 shares and -0- shares authorized at June 30, 1996 and December 31, 1995, respectively, and 3,500 shares issued and outstanding at June 30, 1996.

          Common Stock, $.000009 par value, 90,000,000 shares authorized at June 30, 1996 and December 31, 1995, and 23,986,941 and 17,772,812 shares outstanding at June 30, 1996 and December 31, 1995, respectively.

        4.     Earnings Per Share

           For the fiscal quarters ending June 30, 1996 and June 30, 1995, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.

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


        Results of Operations for Quarter Ended June 30, 1996 as compared to Quarter Ended June 30, 1995

          The Company's net loss from operations for the quarter ended June 30, 1996 ("1996 second quarter") of approximately $1,439,000 was approximately $8,000 greater than its net loss from operations of approximately $1,431,000 for the quarter ended June 30, 1995, ("1995 second quarter"), an insignificant fluctuation.

          Total revenue recognized during the 1996 second quarter was $899,265 compared to $1,234,786 in the 1995 second quarter, a decrease of $335,521. An increase in sales of approximately $588,000 for the 1996 second quarter for the Company's Consumer Products Group, which includes Lion Golf, was more than offset by a decline in sales for the Company's Advanced Materials Systems division, ("AMS") of approximately $942,000. The decrease in the AMS division reflects the completion of the defense programs late in 1995 with no corresponding increase in consumer product shipments in 1996. The AMS 1996 second quarter sales are primarily thermoplastic tape of approximately $45,000.

          Interest income increased by approximately $15,000 in the three months ended June 30, 1996, as compared to the same period one year ago because of the greater amount of money the Company had on deposit in interest bearing paper in 1996.

          Other income increased approximately $44,000 in the 1996 second quarter. The primary reason for this increase is that the Company's Lion Golf subsidiary settled a product dispute with a competitor and received a lump-sum settlement of $40,000 from that entity.

          Cost of goods sold for the second quarter of 1996 of $836,223 decreased approximately $207,000 in the three months ended June 30, 1996 vis-a-vis the three months ended June 30, 1995. The reason for the decrease is the decline in revenues during the 1996 second quarter as compared to the 1995 second quarter, thereby, resulting in a lower dollar cost of goods sold. Notwithstanding the decline in cost of goods sold in the 1996 second quarter gross margins tightened in the 1996 second quarter because there was no corresponding decline in fixed manufacturing costs during the 1996 second quarter.

          Research and development expenses were $39,044 in the 1996 second quarter, which was $64,000 higher than in the 1995 second quarter. The reason for this increase in the 1996 second quarter is that the Company was capitalizing product development costs in the 1995 second quarter. These 1995 product development costs were subsequently expensed in FYE December 31, 1995.

          Selling, general and administrative expenses decreased by approximately $203,000 to $1,219,438 in the three months ended June 30, 1996 over the comparable period a year ago. The primary reasons for this decrease are threefold: professional fees declined $55,000; travel and entertainment costs decreased $92,000 and sales commissions were down $68,000.

          Depreciation and amortization expense decreased by approximately $38,000 to $182,228 in the second quarter of 1996. This decrease is due primarily to the Company's write-off of the book value of the CMI machine in fiscal 1995.

          Interest expense for the second quarter of 1996 increased by approximately $57,000 to $61,701. This reflects the Company's 1996 subordinated debt, along with the financing costs associated with the financing leases which the Company entered into during the past year.


        Results of Operations for Six Months Ended June 30, 1996 as compared to the Six Months Ended June 30, 1995

          The Company's net loss from operations for the six months ended
June 30, 1996 ("1996 first half") of approximately $3,183,000 was approximately $265,000 more than its net loss from operations of approximately $2,918,000 for the six months ended June 30, 1995 ("1995 first half"). The increase in net loss was caused by the reduction in gross margins which has resulted from the change in the Company's primary source of revenues from defense related products to consumer oriented products in the 1996 first half.

          Total revenue recognized during the 1996 first half was $2,002,250 compared to $2,318,424 in the 1995 first half. This decrease of approximately $316,000 from the 1995 first half resulted from the Company shipping approximately $1,728,000 in product to its defense related customers in 1995, while in the 1996 first half, there were no defense related sales. The decline in defense sales, was mostly offset by Lion Golf's sales of $1,448,000 in the 1996 first half.

          Interest income in the 1996 first half was approximately $31,000, an increase of $22,000 from the 1995 first half. The reason for this increase was the Company had a greater amount of money invested in interest bearing paper in 1996.

          Other income increased approximately $44,000 in the 1996 first half. This increase resulted primarily from Lion Golf's settlement of a product trademark dispute with a competitor pursuant to which Lion Golf received a lump-sum settlement of $40,000 from that entity.

          Costs of goods sold increased approximately $15,000 in the 1996 first half to $1,772,662. The reason for this increase is the reduction in gross margins in 1996 due to the Company's change in revenue source from defense related products to consumer oriented products.

          Research and development expenses were $259,000 in the 1996 first half, an increase of $48,000 as compared to approximately $211,000 in the 1995 first half. The reason for this increase is that the Company capitalized product development costs in 1995, while in 1996, these costs were expensed as incurred. The 1995 product development costs were subsequently expensed later in FYE December 31, 1995.

          Selling, general and administrative expenses decreased by
approximately $176,000 in the 1996 first half.   The primary reasons for this
decrease are twofold: one, travel and entertainment decreased $68,000 in 1996; and two, professional and consulting fees decreased $101,000.

          Depreciation and amortization expense decreased by $53,000 to $370,000 in the first half of 1996, primarily due to the amortization in 1995 of a non-competition agreement with the Company's former chief executive officer in the amount of $67,000. This write-off was completed in 1995.

          Interest expense for the first half of 1996 was $126,000, while in 1995, it was $9,000, an increase of approximately $117,000. This increase was caused by the Company's payment of interest on Lion Golf's working capital line of credit in 1996, and with the interest paid on the Company's convertible debentures.


        Financial Position, Liquidity and Capital Resources

           At June 30, 1996, the Company had total assets of $9,511,921 and stockholders' equity of $5,572,044. Current assets were $5,501,023 and current liabilities were $2,540,019 resulting in working capital of approximately
$3 million which is an increase of approximately $1 million from December 31, 1995, when working capital was approximately $2 million. This increase in working capital resulted from the Company's sale of convertible debentures, $1,666,666, in April 1996 and Series B Convertible Stock in June 1996 of $3,500,000.

           Cash and cash equivalents decreased by approximately $281,000 from December 31, 1995. This decrease is due to the Company's use of approximately $3,830,000 to fund its operations and the expenditure of approximately $1,057,000 to prepare and equip its golf shaft manufacturing facility in Vista, California and to purchase hockey stick manufacturing equipment from Vega, U.S.A. These expenditures were offset by the Company's raising of additional capital of approximately $4,600,000.

           Accounts receivable decreased by approximately $181,000. The primary reason for this decrease is that the Company collected its trade receivables from its defense customers which were outstanding at December 31, 1995.

           Inventories increased by approximately $424,000. This increase is due to the build-up of product for the Company's consumer sales.

           Other current assets increased by approximately $59,000 between June 30, 1996 and December 31, 1995. This increase was caused by the Company's renewal of its general liability insurance policy as of June 30, 1996, and prepayment of the premium.

           Notes payable decreased by approximately $79,000. This reflects decreased usage of the Company's line of credit with the Bank of the Cascades.

           Accounts payable and accrued expenses decreased approximately $567,000 from $2,072,000 at December 31, 1995. This decrease was caused by payments made to trade vendors and to former employees in 1996. The employee payments were charged against the reserve for restructuring costs accrued for as of December 31, 1995.

           Notes payable to related parties decreased $300,000 to zero at June 30, 1996. The reason for this decrease is that the Company paid Richard Fisher, its former chairman and chief executive officer, in full in February 1996 pursuant to the December 1995 settlement agreement.

           Long term debt decreased approximately $6,000 to about $349,858 at June 30, 1996. The reasons for this decrease are the payments the Company made on its Advanced Materials Systems division financing leases, along with several payments made on the subordinated debt of Lion Golf to the former Lion Golf shareholders.

           Convertible debentures decreased to $1,050,000 at June 30, 1996 from $2,250,000 at December 31, 1995. This reflects the debenture holder's conversion of its debentures to common stock during the six months ended
June 30, 1996, along with the issuance of an additional $1,666,666 of convertible debentures in April 1996.

          In the first six months of fiscal 1996, capital expenditures were approximately $1,050,000. These capital expenditures are an integral part of the Company's program to construct a golf shaft manufacturing line and a thermoplastic tape manufacturing line. These equipment acquisitions are expected to be paid for through equipment leasing programs and from funds raised through the placement of the Company's securities.

          The Company generated revenues of approximately $2,000,000 in the first six months of fiscal 1996, and as a result, operations were not a source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. Net funds provided by financing activities in the first half of fiscal 1996, after giving effect to the repayment of debt, totaled approximately $4,600,000 during the period ended June 30, 1996.

          The Company believes that funds provided by operations and cash on hand (approximately $2,300,000 at June 30, 1996), will be sufficient to meet the Company's near-term cash requirements. In addition, the Company believes that it will be able to raise, if necessary, an additional $3,300,000 from the sale of convertible debentures prior to the end of fiscal 1996.

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


        Part II - Other Information

                Item 6 - Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                          None since Form 10-KSB for fiscal year ended
                          December 31, 1995 was filed on April 12, 1996.

                          27.1     Financial Data Schedule
                              (Electronic Filing Only)


                    (b)  Reports on Form 8-K

                          The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission since April 12, 1996, the date of the Company's
                          Form 10-KSB for fiscal year ended December 31, 1995.

                          On July 2, 1996, the Company filed a Form 8-K dated June 21, 1996 with respect to the dismissal with prejudice of a defamation suit against Quadrax by its former chairman, Pat Hayton.

                          On July 3, 1996, the Company filed a Form 8-K with respect to its acquisition of certain assets of Vega, U.S.A., ("Vega"), pursuant to the terms of an Asset Purchase Agreement.

                          On July 31, 1996, the Company filed a Form 8-K with respect to its press release announcing that it had received an initial order from Cannondale Corporation, the manufacturer of high performance bicycles, for thermoplastic composite handlebars.




                                             15
< page>


                                      QUADRAX CORPORATION



                                          SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               QUADRAX CORPORATION
                                                   (Registrant)






       August 14, 1996                         /s/ James J. Palermo
           (Date)                                  James J. Palermo,
                                                      Chairman and
                                                 Chief Executive Officer



       August 14, 1996                         /s/ Edward A. Stoltenberg
           (Date)                                  Edward A. Stoltenberg,
                                               Senior Vice President, and Chief
                                                      Financial Officer
                                               (Principal Accounting Officer)