Form 10QSB
period 1996-09-30
QUADRAX CORP
filed 1996-11-18
CIK 814273

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

                                FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the period ended September 30, 1996

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 	Class                                	Outstanding at October 25, 1996
 	Common Stock, par value              	28,112,875 shares
 	$.000009 per share



                         QUADRAX CORPORATION


                         INDEX TO FORM 10-QSB


	Part I - Financial Information                               	Page


  Item 1  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at
          September 30, 1996 and at December 31, 1995           3-4


          Condensed Consolidated Statements of Operations
          for the three and nine months ended
          September 30, 1996 and September 30, 1995              5


          Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1996 and
          September 30, 1995                                     6-7


          Notes to Condensed Consolidated Financial
          Statements                                             8-9


  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          10-15


	Part II - Other Information

  Item 6  Exhibits and Reports on Form 8-K                       16

  Signatures                                                     17




                              Quadrax Corporation

                             Consolidated Balance Sheets
                                   (Unaudited)

                                        ASSETS

     	                              September 30,	           December 31,
	                                        1996		                 1995
                                    -------------            ------------
Current assets:

Cash and cash equivalents,
  including $100,000 and
  $481,146 of restricted cash,
  respectively	                     	$ 653,672               	$ 2,613,555
  Accounts receivable, net of
  allowances for doubtful
  accounts of $24,000	              	1,161,336	                 1,265,301
  Inventories	                       1,755,050	                 1,466,813
  Other current assets	                208,470	                   134,197
				                                 ---------	                 ---------
            TOTAL CURRENT ASSETS	   	3,778,528	                 5,479,866
				                                 ---------                  ---------

Property and equipment, at cost:
  Machinery and equipment           	3,431,302	                 3,319,881
  Office equipment		                   900,224	                   851,160
  Leasehold improvements            	1,087,482               	  1,071,532
  Construction-in-progress          	1,284,389	                      	  0
			                                 	---------	                 ---------
			                                 	6,703,397	                 5,242,573
Less accumulated depreciation
  and amortization                 		3,455,004	                 3,000,093
		                              	   	---------	                 ---------
       NET PROPERTY AND EQUIPMENT    3,248,393	                 2,242,480

Goodwill, net of amortization
  of $5,927 at September 30, 199	      112,626                    118,553

Other assets	  		                      289,626	                   267,855

License agreement, net of
  amortization of $210,000
  and $120,000, respectively	          390,000	                   480,000

Deferred assets, net of
  amortization of $68,428
  and $61,912, respectively	           233,452	                   211,498
			                                 ----------	                 ----------
	                   TOTAL ASSETS	   $8,052,625                  $8,800,252
				                                ===========                 ==========



                                See accompanying notes.





                                Quadrax Corporation

                           Consolidated Balance Sheets
                                         (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                				September 30,	        	December 31,
			                                     	1996		              	1995

Current liabilities:
  Accounts payable                		$    986,602	         	$    870,988
  Accrued expenses		                   1,011,552	  	          1,200,779
  Notes payable to related party		             0		              300,000
  Notes payable 			                    1,017,362	             1,114,301
				                                   ----------		           ---------
          TOTAL CURRENT LIABILITIES	   3,015,516		            3,486,068

Long-term debt less current portion		    397,443                356,034

Convertible debentures payable		               0		            2,250,000
				                                  ----------		            ---------
                TOTAL LIABILITIES		    3,412,959		            6,092,102
                                				  ----------		            ---------

Stockholders' equity:

  Original convertible
    preferred stock 	                          0		                   6
  Class A Series B convertible
    preferred stock		                  2,334,000			                   0
  Common stock			                            254		                  160
  Additional paid-in capital	         62,733,544             57,179,364
  Retained earnings (deficit)	       (58,269,216)	          (53,088,602)
				                                 ------------		         ------------
				                                   6,798,582	             4,090,928

Less:
  Treasury stock, at cost	            (1,091,969)		          (1,043,009)
  Unearned compensation and
   deferred expenses                   	(545,587)              (339,769)
  Notes receivable for the
   exercise of stock options            (521,360)	                    0
                                      ----------              ---------
       TOTAL STOCKHOLDERS' EQUITY     	4,639,666             	2,708,150
                                      ----------              ---------
       TOTAL LIABILITIES
         AND STOCKHOLDERS EQUITY      $8,052,625             $8,800,252
                                      ==========             ==========


                          See accompanying notes.




                            Quadrax Corporation

                 Condensed Consolidated Statements of Operations

                                       (Unaudited)

                	   Three Months 	  Three Months 	    Nine Months   Nine Months
	                      Ended           	Ended          	Ended        	Ended
	                    September    	  September        	September     September
	                    30, 1996         30,	1995         30, 1996      30, 1995

                   --------------   -------------    ------------  -----------
Revenue:
 Sales                   $723,082    	$1,160,994    	$2,650,426   	$3,470,059
 Interest income	          17,145          9,941         48,106	       19,301
 Other income	              6,393	             0 	       50,338		           0
                       ----------      ----------     ----------     ----------

       	TOTAL REVENUE	    746,620     	1,170,935      	2,748,870    3,489,360
                       ----------       ----------     ----------     ----------
Expenses:

 Cost of goods sold      	918,666	       768,596      	2,691,328   	2,526,224
 Research and
   developmt             	114,657       	215,640        	373,268     	426,881
 Selling, general
   and administrative  	1,389,135     	1,517,521      	4,046,958   	4,351,460
 Depreciation and
   amortization          	191,017       	183,956        	561,056     	607,873
 Interest expense         	54,906         	3,482        	180,453      	12,895
 Reserve for
  restructuring costs          	0     	2,600,000              	0   	2,600,000
                       ----------     ----------       ----------   ----------

     	TOTAL EXPENSES	   2,668,381	     5,289,195      	7,853,063  	10,525,333
                       ----------     ----------       ----------  ----------

           NET LOSS  	($1,921,761)  	($4,118,260)   	($5,104,193)	($7,035,973)
                      ============   ============    ============ ==============

     NET LOSS PER
        COMMON SHARE	      ($0.08)       	($0.29)        	($0.23)     	($0.53)
	                     ============   ============    ============  ===========

    WEIGHTED AVERAGE
       COMMON SHARES
         OUTSTANDING	 	24,741,950     	14,189,979    	22,576,236   13,392,893
                      ============   ============    ===========   ===========


                                  See accompanying notes


                                      Quadrax Corporation
                          Consolidated Statements of Cash Flows
                    Increase (Decrease) in Cash and Cash Equivalents
                                         (Unaudited)

                                         	Nine Months	        Nine Months
                                           	Ended                	Ended
	                                        September 30,        	September 30,
                                              1996                1995
                                         ------------          ------------
Cash flows from operating activities:
 Net loss                              	($5,104,193)         	($7,035,973)
  Adjustments to reconcile net
   income to net cash used
   in operating activities:
    Depreciation & amortization of
     fixed assets                          	458,613              	537,660
    Amortization of intangibles            	102,443               	62,865
    Amortization of unearned compensation   	79,182               	61,070
    Amortization of deferred expense        	15,000              	191,430
    Common stock issued for expenses       	160,854              	529,864
    Write-off of goodwill                        	0              	685,504
    Effect on cash flows of changes in
     assets and liabilities:
      (Increase) decrease in receivables,
       inventories, prepaid expenses and
       other assets                       	(258,545)            	(731,559)
    Increase (decrease) in officer
       payables, accounts payable and
       accrued expenses                   	(373,613)            	(267,361)
                                         -----------           -----------
   Net cash used in operating activities	(4,920,259)          	(5,966,500)
                                         -----------           -----------

Cash flows from investing activities:
  Capital expenditures, net             	(1,460,824)            	(374,969)
  Other intangible assets purchased	        (50,241)                    0
  Payments for businesses acquired
  net of cash acquired                           	0              	140,000
                                         -----------            -----------
   Net cash provided by (used in)
        investing activities            	(1,511,065)            	(234,969)
		                                       -----------            -----------
Cash flows from financing activities:
  Proceeds from exercise of
   common stock options                      27,042                25,300
  Net proceeds from sale of stock
   and warrants                                   0            	5,569,162
  Issuance of debt                          	39,850	                   	0
  Issuance of convertible debt,
   net of costs                           	1,471,372              	91,334
  Issuance of convertible preferred
   stock, net of costs                    	3,028,557           	1,339,200
  Repayment of debt                         	(95,380)            	(60,000)
                                          -----------           -----------

              Net cash provided by
               financing activities       	4,471,441           	6,964,996
                                          -----------           -----------

             Net increase (decrease) in
               cash and cash equivalents  (1,959,883)            	763,527

             Cash and cash equivalents
               at beginning of period      2,613,555             	382,721
                                          -----------           -----------
             Cash and cash equivalents
              at end of period             	$653,672          	$1,146,248
                                          ===========          ===========

                                 See accompanying notes



                                    QUADRAX CORPORATION



                  Consolidated Statements of Cash Flows (continued)
                            for the Nine Months Ended
                       September 30, 1996 and September 30, 1995




  	Supplemental schedule of significant noncash transactions:

	  1996:

	    	The Company issued 6,355,976 shares of its common stock in
      exchange for the	cancellation of $3,916,666 of its convertible
      debentures.

	    	The Company issued 217,026 shares of its common stock for payment
      in full for	$160,854 of accrued liabilities and expenses.

    		The Company acquired 90,308 shares of common stock for the Treasury
      via the 	exercise of stock options.

      The Company issued 300,000 shares of its common stock for consulting services.

      The Company issued 1,355,132 shares of its common stock in exchange for the cancellation of $1,166,000 of its Series B Convertible Preferred Stock.

      The Company issued 522,738 shares of its common stock to the former shareholders of McManis Sports Associates, Inc. in settlement of a claim relating to the sale to the Company of all of the issued and outstanding shares of Common Stock of McManis Sports Associates, Inc. in 1994.


	1995:

   			The Company assumed $750,000 of debt due its former chairman from
      Conagher & Co., Inc. for Conagher's purchase of the original preferred stock.

      The Company issued 1,489,946 shares of its common stock in exchange for the cancellation of $1,500,000 of its Series A Convertible Preferred Stock.



                           Quadrax Corporation

             Notes to Condensed Consolidated Financial Statements

                               (Unaudited)

 1.	The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.
    In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1996 and the results of operations for the nine months ended September 30, 1996 and September 30, 1995.
    The results of operations for the nine month period ended
    September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1995.


2.	Debt

  	Long-term debt consists of the following:


                                             September 30,    December 31,
                                                  1996              1995
                                             ------------     ------------

   Note payable - bank                          $ 732,000       $ 801,000
   Notes payable - former Lion shareholders       331,493         331,634
   Equipment financing notes payable              101,312          87,701
   Other non-interest bearing note                250,000         250,000
                                              ------------     ------------
                                                1,414,805       1,470,335

  Less current maturities                      (1,017,362)     (1,114,301)
                                              ------------     ------------
                                               $  397,443      $  356,034
                                              ============     ============

  Note Payable - Bank

 	The Company's wholly-owned subsidiary, Lion Golf of Oregon, Inc., an Oregon corporation ("Lion Golf"), has a $1,000,000 revolving line of credit with its bank. The line of credit is secured by substantially all of Lion Golf's assets and is guaranteed by the Company and the former majority shareholder of Lion Golf. The note was renewed
  January 2, 1996 and bears interest at 10.75% per annum. Loan advances are limited to 75% of "eligible accounts receivable" plus 45% of "eligible inventories" up to a maximum of $500,000, as such terms are defined under the line of credit. The Company's current outstanding balance due on the line of credit is approximately $732,000. The bank has indicated that this line of credit when it expires on December 15, 1996 will not be renewed. The Company is currently exploring alternative financing arrangements for its Lion Golf subsidiary to replace the current banking arrangement.


	Notes Payable - Lion Shareholders

 	Lion Golf has three unsecured notes bearing interest at the rate of 8% per annum, payable to its former shareholders. These notes are subordinated to the bank credit line. The first of the notes, for the principal amount of $270,000, has annual principal payments of $54,000 commencing March 31, 1997. These annual payments can be limited to the extent of Lion Golf's pretax profits as defined in the Purchase Agreement among the Company, Lion Golf, and Lion Golf's former shareholders dated December 29, 1995 (the"Purchase Agreement"). The second note for the principal amount of $50,200, has monthly principal payments of $2,400 until paid-in-full. The third note is a demand note in the principal amount of $10,500.


3.	Shareholders Equity

  	The Company's capital shares are as follows:

  	Original Convertible Preferred Stock, $0.01 par value, -0- shares authorized at September 30, 1996 and 1,172 shares authorized at
   December 31, 1995.   There were 318 shares of the Original Convertible
   Preferred Stock issued and outstanding at December 31, 1995. Subsequent to December 31, 1995 all shares of Original Convertible Preferred Stock were converted into common stock which were then redeemed by the Company for a nominal consideration.

	  Class A, Series B Convertible Preferred Stock, $0.01 par value, 7,000 shares and -0- shares were authorized at September 30, 1996 and December 31, 1995, respectively. There were 2,334 shares and -0- shares of Series B Convertible Preferred Stock issued and outstanding at September 30, 1996, and December 31, 1995, respectively.

  	Common Stock, $.000009 par value, 90,000,000 shares were authorized at September 30, 1996 and December 31, 1995. 27,663,451 and 17,772,812
   shares were outstanding at September 30, 1996 and December 31, 1995, respectively.


4.	Earnings Per Share

  	For the fiscal quarters ending September 30, 1996 and September 30, 1995, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.


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


    Results of Operations for Quarter Ended September 30, 1996 as Compared
                    to Quarter Ended September 30, 1995

    	The Company's net loss from operations for the quarter ended September 30, 1996 ("1996 third quarter") of $1,922,000 was approximately $2,196,000 less than its net loss from operations of approximately $4,118,000 for the quarter ended September 30, 1995 ("1995 third quarter").

    	Total revenue recognized during the 1996 third quarter was $746,620 compared to $1,170,935 in the 1995 third quarter, a decrease of $424,315. An increase in sales of approximately $236,000 for the 1996 third quarter for the Company's Consumer Products Group, which includes Lion Golf, was more than offset by a decline in sales for the Company's Advanced Materials Systems division ("AMS") of approximately $684,000. The decrease in the AMS division reflects the completion of the defense programs late in 1995 with no corresponding increase in consumer product shipments in 1996. The AMS 1996 third quarter sales are thermoplastic tape of approximately $78,000 and development contract revenues of $45,000.

     Interest income increased by approximately $7,000 in the three months ended September 30, 1996, as compared to the same period one year ago because of the greater amount of money the Company had on deposit in interest bearing paper in 1996.

    	Other income increased approximately $6,000 in the 1996 third quarter. The primary reason for this increase is that the Company was the beneficiary of debt forgiven in a financing transaction for the purchase of equipment.

    	Cost of goods sold for the third quarter of 1996 of $918,666 increased approximately $150,000 in the three months ended September 30, 1996 vis-a-vis the three months ended September 30, 1995. The reasons for this increase are the reduction in gross margins in 1996 due to the Company's change in revenue source from defense related products to consumer oriented products, along with inventory product write-downs at the Company's Lion
 Golf subsidiary.

    	Research and development expenses were $114,657 in the 1996 third quarter, which is approximately $101,000 lower than in the 1995 third quarter. The reason for this decrease is the Company's significant downsizing of its research and development program. The majority of the Company's remaining research and development expenditures have been dedicated to the development of a production facility for golf shafts in Vista, California by the Company's AMS Division. These development costs were capitalized in the 1996 third quarter. Production will not commence at this facility until the fourth quarter of 1996.

    	Selling, general and administrative expenses decreased by approximately $128,000 to $1,389,135 in the three months ended
 September 30, 1996 over the comparable period a year ago. The primary reason for this decrease is that advertising and trade show expenditures are down, particularly, in the golf area.

    	Depreciation and amortization expense increased by approximately $7,000 to $191,017 in the third quarter of 1996, an insignificant fluctuation.

    	Interest expense for the third quarter of 1996 increased from approximately $3,500 to $54,906. This reflects the Company's 1996 subordinated debt along with the financing costs associated with the financing leases which the Company entered into during the past year. Lastly, interest on the Lion Golf line of credit is reflected in the 1996 third quarter, which was not present in the 1995 third quarter.

    	Expenses related to restructuring costs decreased $2,600,000 to $-0-in the 1996 third quarter. The Company established this reserve in 1995 after evaluating the carrying value of its assets and determining that certain of its intangibles, in particular goodwill associated with the acquisition of McManis Sports Associates, were overvalued. In addition, the Company decided that it would not use the services of various executives. The restructuring costs in the 1995 third quarter relate to the reserve for these costs.


      Results of Operations for Nine Months Ended September 30, 1996
           as compared to Nine Months Ended September 30, 1995


     	The Company's net loss from operations for the nine months ended September 30, 1996 ("1996 period") of $5,104,193 was approximately $1,932,000 less than its net loss from operations of approximately $7,036,000 for the nine months ended September 30, 1995 ("1995 period"). The decrease in net loss was caused by the reduction in gross margins which has resulted from the change in the Company's primary source of revenues from defense related products to consumer oriented products in the 1996 period offset by a reserve for restructuring costs in the 1995 period.

     	Total revenue recognized during the 1996 period was $2,748,870 compared to $3,489,360 in the 1995 period. This decrease of approximately $740,000 from the 1995 period resulted from the Company shipping approximately $1,947,000 in product to its defense related customers in 1995, while in the 1996 period, there were inconsequential defense related sales. This decline in defense related sales was somewhat offset by an increase in consumer product sales of $1,426,000 in the 1996 period.

    	Interest income in the 1996 period was approximately $48,000, an increase of $29,000 from the 1995 period, due to the Company having a greater amount of money invested in interest bearing paper in 1996.

     Other income increased by approximately $50,000 in the 1996 period. This increase resulted primarily from Lion Golf's settlement of a product trademark dispute with another golf equipment manufacturer pursuant to which Lion Golf received a lump-sum settlement of $40,000.

    	Costs of goods sold increased approximately $165,000 in the 1996 period to $2,691,328. The reason for this increase is the reduction in gross margins in 1996 due to the Company's change in revenue source from defense related products to consumer oriented products.

    	Research and development expenses were $373,268 in the 1996 period, a decrease of approximately $54,000 as compared to the 1995 period.
 The reason for this decrease is that a significant portion of the Company's product development costs in 1996, particularly in the second and third quarters of 1996, have been capitalized into the Vista, California golf shaft manufacturing facility.

    	Selling, general and administrative expenses decreased by approximately $304,000 from $4,351,460 to $4,046,958 in the 1996 period. This decrease is the result of a decline in advertising and trade show expenditures for the Wimbledon and McManis product lines.

    	Depreciation and amortization expense decreased by approximately $46,000 to $561,056 in the 1996 period, primarily due to the one-time write-off in the 1995 period of machinery and equipment no longer utilized by the Company.

    	Interest expense for the 1996 period was $180,453, while in the 1995 period it was $12,895, an increase of approximately $168,000. This increase was caused by the Company's payment of interest on Lion Golf's working capital line of credit in 1996, along with the interest paid on the Company's convertible debentures.

    	Expenses related to restructuring costs decreased $2,600,000 to $-0- in the 1996 period. The Company established this reserve in 1995 after evaluating the carrying value of its assets and determining that certain of its intangibles, in particular goodwill associated with the acquisition of McManis Sports Associates, were overvalued. In addition, the Company decided that it would not use the services of various executives. The restructuring costs in the 1995 period relate to the reserve for these costs.


           Financial Position, Liquidity and Capital Resources

    	At September 30, 1996, the Company had total assets of $8,052,625 and stockholders' equity of $4,639,666. Current assets were $3,778,528 and current liabilities were $3,015,516 resulting in working capital of approximately $750,000 which is a decrease of approximately $1,200,000 from December 31, 1995, when working capital was approximately $2 million.
 This decrease in working capital resulted from the Company's continued losses from operations in the first nine months of calendar 1996.

    	Cash and cash equivalents decreased by approximately $1,960,000 from $2,613.555 at December 31, 1995 to $653,672 at September 30, 1996.
 This decrease is due to the Company's use of approximately $4,920,000 to fund its operations and approximately $1,461,000 to prepare and equip its golf shaft manufacturing facility in Vista, California and to purchase hockey stick manufacturing equipment from Vega, U.S.A. These $6,381,000 in expenditures were partially offset by the Company's raising of additional capital of approximately $4,500,000 in the 1996 period.

     Accounts receivable decreased by approximately $104,000. The primary reasons for this decrease are that the Company collected its trade receivables from its defense customers which were outstanding at December 31, 1995, and the decline in revenues in 1996.

    	Inventories increased by approximately $288,000. This increase is due to the build-up of product for the Company's consumer sales.

     Other current assets increased by approximately $74,000 between September 30, 1996 and December 31, 1995. This increase was primarily caused by the Company's renewal of various insurance policies as of September 30, 1996, and the prepayment of the premium.

     Notes payable decreased by approximately $77,000. This reflects the Company's decreased usage of its line of credit with the Bank of the Cascades.

     Accounts payable and accrued expenses decreased approximately $74,000 from $2,072,000 at December 31, 1995. This decrease was caused by payments made to trade vendors and to former employees in 1996. The employee payments were charged against the reserve for restructuring costs accrued as of December 31, 1995.

     Notes payable to related parties decreased $300,000 to zero at September 30, 1996. The reason for this decrease is that the Company paid Richard Fisher, its former chairman and chief executive officer, in full in February 1996 pursuant to the December 1995 settlement agreement.

     Long term debt increased approximately $41,000 to $397,443 at September 30, 1996. The reason for this increase is the new equipment financing leases the Company entered into in 1996.

    	Convertible debentures decreased to $-0- at September 30, 1996 from $2,250,000 at December 31, 1995. This reflects the debenture holder's conversion of its debentures to common stock during the nine months ended September 30, 1996.

    	In the first nine months of fiscal 1996, capital expenditures were approximately $1,511,000. These capital expenditures are an integral part of the Company's program to construct a golf shaft manufacturing line, a thermoplastic tape manufacturing line, and a hockey stick manufacturing line. These equipment acquisitions are expected to be paid for through equipment leasing programs and from funds raised through the placement of the Company's securities.

    	The Company generated revenues of approximately $2,750,000 in the first nine months of fiscal 1996, and as a result, operations were not a source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. Net funds provided by financing activities in the first nine months of fiscal 1996, after giving effect to the repayment of debt, totaled approximately $4,500,000 during the period ended September 30, 1996.

    	The Company believes that funds provided by operations and cash on hand (approximately $650,000 at September 30, 1996), will be sufficient to meet the Company's near-term cash requirements. In addition, the Company believes that it will be able to raise additional monies from the sale of convertible securities prior to the end of fiscal 1996 and during fiscal
 1997 of at least $5,000,000. There can be no assurance, however, that the Company will be able to raise additional funds, and that even if raised, that such funds will be sufficient to satisfy the Company's cash requirements for the remainder of 1996 and 1997.

    	The Company received a going concern qualification from its outside independent auditors on its fiscal 1995 audited financial statements.
 While the Company believes it has made and will continue to make substantial progress towards achieving profitability, the results to date have not yet been sufficient to negate the auditors' qualifications.
 During this transition, management continues to redirect the Company's focus from the defense related products to consumer oriented products.
 Management believes that the Company will be able to continue to raise money from outside third parties in sufficient amounts to support its operations until such time as which the Company's consumer product programs generate sufficient revenues. There can be no assurance, however, that the Company will be able to raise additional funds from third parties, or even that if raised, such funds will be sufficient to fund the Company's product programs until such programs are able to generate enough revenue to support themselves. If the Company is unable to meet its cash requirements, it may be required to defer for a period of time, or indefinitely, the design, development, fabrication and marketing of new products and the marketing of existing products and materials in new markets.

    	The Company believes that it can achieve viability and profitability by continuing to expand sales of consumer sporting goods products, as well as other products that employ its thermoplastic materials. Management believes that the Company's acquisition of Lion Golf in late 1995 will further this strategy because of Lion Golf's manufacturing expertise and access to new distribution channels, such as golf and tennis pro shops. Management also expects sales of composite based lacrosse sticks and continuing efforts to develop and market other consumer products should contribute to the Company's viability and profitability. There can be no assurances that the Company's transition to consumer oriented products will succeed to the extent necessary to make the Company profitable.
 Nor can there be any assurances that Lion Golf's manufacturing expertise and access to distributon channels will be sufficient for the Company to overcome institutional resistance to the use of thermoplastic composite materials in sporting equipment products, or to the intense competition in this field.

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


       		27.1       Financial Data Schedule
                 		(Electronic Filing Only)



       		(b)  Reports on Form 8-K

         The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission since August 14, 1996, the date the Company's Form 10-QSB for the quarter ending June 30, 1996 was filed.

         - On September 10, 1996, the Company filed a Form 8-K with respect to its press release announcing that it had signed a contract with Taylor Made Golf Company to develop new golf products made with Quadrax's thermoplastic composite materials.



        - On October 4, 1996, the Company filed a Form 8-K with respect to its press release announcing a reduction in the exercise price of its Class C Warrants from $4.53 to $3.33 and an increase in the number of shares of the Company's common stock purchasable upon the exercise of each Class C Warrant, from
            3.18 to 4.3262 shares.






                           QUADRAX CORPORATION



                                 SIGNATURES



       	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	                                     	QUADRAX CORPORATION
                                         			(Registrant)



		November 15, 1996
		 (Date)	                              /s/ James J. Palermo
                                           	James J. Palermo
                                            Chairman and
                                    			    	Chief Executive Officer



 	November 15, 1996
	  	(Date)		                             /s/Edward A. Stoltenberg
                                            Edward A. Stoltenberg,
                                            Senior Vice	President,
                                            and Chief Financial Officer
                                        				(Principal Accounting Officer)