Form 10KSB/A
period 1995-12-31
QUADRAX CORP
filed 1997-02-04
CIK 814273

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549
                                      FORM 10-KSB/A
                                      Amendment No.1
                                       (Mark one)

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

            QUADRAX CORPORATION

               By:     /s/ James J. Palermo           Date:  January 31, 1997
               James J. Palermo, Chairman and
               Chief Executive Officer

               By:     /s/ Edward A. Stoltenberg       Date: January 31, 1997
               Edward A. Stoltenberg,
               Senior Vice-President and Chief Financial Officer



                                    EXHIBITS

Exhibit No.                         Description

3.1       Certificate of Incorporation of the Company, as amended. 15

3.2       By-laws of the Commpany, as amended. 4

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

                              Quadrax Corporation
                     Consolidated Statements of Operations
                                                      Year Ended December 31,
                                                      1995           1994

Revenue:
 Sales                                             $ 4,601,113   $   833,999
 Interest income                                        33,726         2,316
 Other income                                            -0-          24,104
                                                    __________   ___________
               TOTAL REVENUE                         4,634,839       860,419
Expenses:
 Cost of goods sold                                  3,413,130       106,453
 Research and development                            1,546,317     1,690,871
 Selling, general and administrative                 5,049,988     3,981,999
 Depreciation and amortization                         943,074       824,298
 Interest expense                                       80,454       204,700
 Financing related expenses (Note 10)                    -0-       5,568,733
 Reserve for restructuring costs (Note 13)           2,600,000         -0-
                                                   ___________    __________
               TOTAL EXPENSES                       13,632,963    12,377,054

                     NET LOSS                      ($8,998,124) ($11.516,635)
                                                   ===========  ============

    NET LOSS PER COMMON SHARE                          ($0.63)       ($2.09)

      WEIGHTED AVERAGE COMMON
           SHARES OUTSTANDING                        14,265,310    5,506,121



        See accompanying notes to the consolidated financial statements.

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

Revenue Recognition

Revenues are recorded as services are performed. Revenues derived from services provided under fixed-price contracts are recognized on a percentage-of-completion basis. If it is determined that a contract may result in a loss, a provision for the loss is accrued at such time. For revenues derived from product sales other than fixed price contracts, sales are generally recognized based on shipment of products or performance of services. Returned goods are recorded in inventory at cost if they are salable, or at scrap value if the goods cannot be sold.

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

14. Pro Forma Financial Information (Unaudited)

On December 29, 1995, the Company acquired all of the outstanding stock of Lion Golf of Oregon, Inc., ("Lion Golf"), a manufacturer and distributor of golf The Company is accounting for this acquisition using the purchase method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. This treatment resulted in approximately $119,000 of cost over assets acquired as of December 31, 1995.

The Company's Unaudited Pro Forma Condensed Consolidated Statements of Operations for the years ended December 31, 1995 and December 31, 1994 have been adjusted to reflect the issuance of 50,000 shares of the Company's common stock to Lion Golf's former shareholders. No other pro forma adjustments have been made to the unaudited condensed consolidated statements of operations.

Condensed Consolidated Pro-Forma Statements of Operations (unaudited)

                                                1995                1994

   Total Revenue                               $7,323,005         $4,589,749
   Cost of sales                                5,484,503          2,857,645
                                               ----------         ----------
                            GROSS PROFIT        1,838,502          1,732,104

   Expenses:
     Selling, general and administrative        8,370,270          7,539,451
     Interest                                     221,007            339,263
     Financing related costs                        -0-            5,568,733
     Reserve for restructuring costs            2,600,000              -0-
                                              -----------        -----------
                      TOTAL EXPENSES           11,191,277         13,647,694
                                              -----------        -----------
       PRO FORMA LOSS BEFORE INCOME TAXES      $9,352,775        $11,915,590

              PRO FORMA INCOME TAX CREDIT          42,000              -0-
                                               ----------         ----------
                           PRO FORMA LOSS      $9,310,775        $11,915,590

          PRO FORMA LOSS PER COMMON SHARE        ($0.65)             ($2.14)

            WEIGHTED AVERAGE COMMON
                       SHARES OUTSTANDING      14,315,310           5,556,121

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