Form 10QSB/A
period 1996-09-30
QUADRAX CORP
filed 1997-02-04
CIK 814273

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

                         Commission File Number: 0-16052

                               Quadrax Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            05-0420158
-------------------------------                          ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

              300 High Point Avenue Portsmouth, Rhode Island 02871
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (401) 683-6600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                       --  --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   Outstanding at October 25, 1996
-----------------------                 -------------------------------
Common Stock, par value                 28,112,875 shares
$.000009 per share

                               QUADRAX CORPORATION

                             INDEX TO FORM 10-QSB/A

PART I - FINANCIAL INFORMATION                                                              PAGE
    Item 1       Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets at September 30, 1996 and at
                 December 31, 1995                                                          3-4

                 Condensed Consolidated Statements of Operations for the
                 three and nine months ended September 30, 1996 and                         5
                 September 30, 1995

                 Condensed Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 1996 and September 30, 1995                            6-7

                 Notes to Condensed Consolidated Financial Statements                       8-9

    Item 2       Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                              10-15


PART II - OTHER INFORMATION


    Item 6       Exhibits and Reports on Form 8-K                                           16

          Signatures                                                                        17

                             QUADRAX CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                    ASSETS


                                                                     SEPTEMBER 30,                DECEMBER 31,
                                                                         1996                         1995
                                                                 ----------------------       ---------------------
Current assets:
     Cash and cash equivalents, including $100,000 and
       $481,146 of restricted cash, respectively                         $     653,672                 $ 2,613,555
     Accounts receivable, net of allowances for doubtful
       accounts of $24,000                                                   1,161,336                   1,265,301
     Inventories                                                             1,755,050                   1,466,813
     Other current assets                                                      208,470                     134,197
                                                                 ----------------------       ---------------------
                                            TOTAL CURRENT ASSETS             3,778,528                   5,479,866
                                                                 ----------------------       ---------------------

Property and equipment, at cost:
     Machinery and equipment                                                 3,431,302                   3,319,881
     Office equipment                                                          900,224                     851,160
     Leasehold improvements                                                  1,087,482                   1,071,532
     Construction-in-progress                                                1,284,389                           0
                                                                 ----------------------       ---------------------
                                                                             6,703,397                   5,242,573
Less accumulated depreciation and amortization                               3,455,004                   3,000,093
                                                                 ----------------------       ---------------------
                                      NET PROPERTY AND EQUIPMENT             3,248,393                   2,242,480
                                                                 ----------------------       ---------------------

Goodwill, net of amortization of $5,927 at
     September 30, 1996                                                        112,626                     118,553

Other assets                                                                   289,626                     267,855

License agreement, net of amortization of $210,000
     and $120,000, respectively                                                390,000                     480,000

Deferred assets, net of amortization of $68,428 and  $61,912,
     respectively                                                              233,452                     211,498
                                                                 ======================       =====================
                                                    TOTAL ASSETS            $8,052,625                  $8,800,252
                                                                 ======================       =====================

                            See accompanying notes.

                               QUADRAX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       SEPTEMBER 30,                DECEMBER 31,
                                                                           1996                         1995
                                                                   ----------------------       ---------------------
Current liabilities:
     Accounts payable                                                        $   986,602                 $   870,988
     Accrued expenses                                                          1,011,552                   1,200,779
     Notes payable to related party                                                    0                     300,000
     Notes payable                                                             1,017,362                   1,114,301
                                                                   ----------------------       ---------------------
                                         TOTAL CURRENT LIABILITIES             3,015,516                   3,486,068

Long-term debt, less current portion                                             397,443                     356,034

Convertible debentures payable                                                        0                    2,250,000
                                                                   ----------------------       ---------------------
                                                 TOTAL LIABILITIES             3,412,959                   6,092,102
                                                                   ----------------------       ---------------------
Stockholders' equity:
     Original convertible preferred stock                                                                          6
     Class A Series B convertible preferred stock                              2,334,000                           0
     Common stock                                                                    254                         160
     Additional paid-in capital                                               62,733,544                  57,179,364
     Retained earnings (deficit)                                             (58,269,216)                (53,088,602)
                                                                   -----------------------      ----------------------
                                                                               6,798,582                   4,090,928
Less:
     Treasury stock, at cost                                                  (1,091,969)                (1,043,009)
     Unearned compensation and deferred expenses                                (545,587)                  (339,769)
     Notes receivable for the exercise of stock options                        (521,360)                           0
                                                                   ----------------------       ---------------------
                                        TOTAL STOCKHOLDERS' EQUITY             4,639,666                   2,708,150

                                                                   ======================       =====================
                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $8,052,625                  $8,800,252
                                                                   ======================       =====================

                             See accompanying notes.

                               QUADRAX CORPORATION

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


2.   Debt

     Long-term debt consists of the following:

                                                          September 30,                December 31,
                                                               1996                        1995
                                                        -------------------          -----------------
       Note payable - bank                                      $  732,000                  $  801,000
       Notes payable - former Lion shareholders                    331,493                     331,634
       Equipment financing notes payable                           101,312                      87,701
       Other non-interest bearing note                             250,000                     250,000
                                                        -------------------          ------------------
                                                                 1,414,805                   1,470,335

       Less current maturities                                  (1,017,362)                 (1,114,301)
                                                        -------------------          -----------------
                                                                $  397,443                  $  356,034
                                                        ===================         ===================

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


                               QUADRAX CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     Expenses related to restructuring costs decreased $2,600,000 to $-0- in the 1996 third quarter. The Company established this reserve in 1995 after evaluating the carrying value of its assets and determining that certain of its intangibles, in particular goodwill associated with the acquisition of McManis Sports Associates, were overvalued. In addition, the Company decided that it would not use the services of various executives. The restructuring costs in the 1995 third quarter relate to the reserve for these costs.

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

     The Company's total accounts receivable, net of allowance for doubtful accounts at September 30, 1996, were $1,161,336. Accounts receivable decreased by approximately $104,000. The primary reasons for this decrease are that the Company collected its trade receivables from its defense customers which were outstanding at December 31, 1995, and the decline in revenues in 1996. $4,000 of the $1,161,336 of accounts receivable is related to defense business. The balance is related to commercial and consumer business. None of the defense contracting receivables were considered past due, while $140,000 of the commercial and consumer receivables could be considered doubtful. Of this past due amount, approximately $110,000 relates to the Wimbledon tennis receivables, with respect to which the Company was in litigation on November 15, 1996. Subsequent to November 15, 1996, the Company settled this dispute which resulted in an over accrual of $75,000 for Wimbledon related liabilities. The over accrual will be classified as an allowance for doubtful accounts in periods subsequent to September 30, 1996.

     Inventories increased by approximately $288,000. This increase is due to the build-up of product for the Company's consumer sales. The Company's inventory products write-down at September 30, 1996, for its Consumer Products/Lion Golf Division was approximately $230,000. This write-down was based on a physical inventory taken by the Company at September 30, 1996, along with a review for obsolete products included in the inventory at that date.

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

     The Company believes that it can achieve viability and profitability by continuing to expand sales of consumer sporting goods products, as well as other products that employ its thermoplastic materials. Management believes that the Company's acquisition of Lion Golf in late 1995 will further this strategy because of Lion Golf's manufacturing expertise and access to new distribution channels, such as golf and tennis pro shops. Management also expects sales of composite based lacrosse sticks and continuing efforts to develop and market other consumer products should contribute to the Company's viability and profitability. There can be no assurances that the Company's transition to consumer oriented products will succeed to the extent necessary to make the Company profitable. Nor can there be any assurances that Lion Golf's manufacturing expertise and access to distribution channels will be sufficient for the Company to overcome institutional resistance to the use of thermoplastic composite materials in sporting equipment products, or to the intense competition in this field.

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



                                        QUADRAX CORPORATION
                                        -------------------
                                           (Registrant)






     February 3, 1997                  /s/ James J. Palermo
----------------------------------      --------------------------------------
      (Date)                            James J. Palermo, Chairman and
                                        Chief Executive Officer



     February 3, 1997                  /s/ Edward A. Stoltenberg
----------------------------------      --------------------------------------
      (Date)                            Edward A. Stoltenberg,  Senior Vice
                                        President, and Chief Financial Officer
                                        (Principal Accounting Officer)