Form 10KSB/A
period 1995-12-31
QUADRAX CORP
filed 1997-02-13
CIK 814273

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549
                                      FORM 10-KSB/A
                                      Amendment No.3
                                       (Mark one)

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

                                (Dollars in thousands, except per share data)
                                                  Year Ended
   Statement of operations data:           December 31, 1995   December. 31,
1994
Total revenue                            $     4,635           $       860
Cost of goods sold                             3,413                   106
Research and development expense               1,546                 1,691
Selling, general and administrative expense    5,050                 3,982
Depreciation and amortization                    943                   824
Interest expense                               1,190                   205
Non-recurring financing-related expenses         --                  5,569
Restructuring reserve                          2,600                   --
    Total Expenses                            14,742                 12,377
Net loss from continuing operations         ($10,107)              ($11,517)
Net loss per common share
   from continuing operations                 ($0.71)                ($2.09)
Weighted average common shares outstanding    14,265                  5,506


                                               December 31,
  Balance sheet data:                  1995                    1994
   Working capital (deficiency)       $1,994                 ($1,199)
   Total assets                        8,800                   7,260
   Long term liabilities               2,606                     540
   Total stockholders' equity          2,708                   3,561

Fiscal 1995 Compared to Fiscal 1994

The Company's net loss from continuing operations in fiscal 1995 of $10,108,000 decreased by $1,409,000 as compared to the fiscal 1994 loss from continuing operations of $11,517,000. This decrease primarily resulted from non-recurring financing costs of $5,569,000 in 1994, which was primarily offset by restructuring costs in fiscal 1995 of $2,600,000 (see Notes 10 and 13 to the Consolidated Financial Statements) and increased interest expense of $985,000.

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

Interest expense increased $985,000 in fiscal 1995 to $1,190,000. The primary reason for this increase was that in 1995, the Company incurred approximately $1,110,000 of imputed interest relating to the conversion discount convertible debenture investors received from the Compny in private placement transactions. The Company paid interest of $132,000 on the Regulation D debentures that the Company sold during fiscal 1994 by issuing 48,200 shares of common stock.

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

As discussed in Note 16 to the financial statements, the Company recorded the discount to market value on conversion of convertible debentures as a cost of capital, resulting in an understatement of interest expense. Interest expense for the year ended December 31, 1995 has been restated by $1,109,589.

                                               /s/LIVINGSTON & HAYNES, P.C.
                                               LIVINGSTON & HAYNES, P.C.


Wellesley Hills, Massachusetts
March 26, 1996, except for Note 16,
as to which the date is February 13, 1997

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







               See accompanying notes to the consolidated financial statements.
                              Quadrax Corporation
                     Consolidated Balance Sheets (continued)

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    December 31, December 31,
                                                       1995          1994
Current liabilities:
Accounts payable                                 $     870,988  $  1,166,178
Accrued expenses (Note 2)                            1,200,779     1,547,986
Note payable to related party (Note 12)                300,000       135,000
Current portion of long-term debt (Note 6)           1,114,301       310,000
                                                     _________     _________
TOTAL CURRENT LIABILITIES                            3,486,068     3,159,164


Long-term debt, less current portion (Note 6)          356,034         -0-
Convertible debentures payable (Note 6)              2,250,000         -0-
Commitments (Note 7)                                     -0-           -0-
Contingencies (Note 15)                                  -0-           -0-
Note payable to related party (Note 12)                  -0-         540,000
                                                    _________     _________
                     TOTAL LIABILITIES               6,092,102     3,699,164

Stockholders' equity (Note 4):
 Original convertible preferred stock                        6             7
Common stock                                               160            92
Additional paid-in capital                          58,288,953    48,356,319
Retained earnings, deficit                         (54,198,191)  (44,090,478)
                                                    __________    __________
                                                     4,090,928     4,265,940
Less:
 Treasury stock, at cost; 656 shares of Original
 convertible preferred stock and 47,420 shares of
 common stock                                       (1,043,009)     (243,009)
Unearned compensation and deferred expenses           (339,769)     (123,932)
Note receivable for options (Note 12)                    -0-        (338,000)
                                                     _________     _________
                    TOTAL STOCKHOLDERS' EQUITY       2,708,150     3,560,999

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  8,800,252  $  7,260,163




    See accompanying notes to the consolidated financial statements.

                              Quadrax Corporation
                     Consolidated Statements of Operations
                                                      Year Ended December 31,
                                                      1995           1994

Revenue:
 Sales                                             $ 4,601,113   $   833,999
 Interest income                                        33,726         2,316
 Other income                                            -0-          24,104
                                                    __________   ___________
               TOTAL REVENUE                         4,634,839       860,419
Expenses:
 Cost of goods sold                                  3,413,130       106,453
 Research and development                            1,546,317     1,690,871
 Selling, general and administrative                 5,049,988     3,981,999
 Depreciation and amortization                         943,074       824,298
 Interest expense                                    1,190,043       204,700
 Financing related expenses (Note 10)                    -0-       5,568,733
 Reserve for restructuring costs (Note 13)           2,600,000         -0-
                                                   ___________    __________
               TOTAL EXPENSES                       14,742,552    12,377,054

                     NET LOSS                     ($10,107,713) ($11.516,635)
                                                   ===========  ============

    NET LOSS PER COMMON SHARE                          ($0.71)       ($2.09)

      WEIGHTED AVERAGE COMMON
           SHARES OUTSTANDING                        14,265,310    5,506,121



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
                                              ==============================================================

QUADRAX CORPORATION
Consolidated Statement of Shareholders' Equity
(Continued)
                                                       Preferred Stock                                     Retained
                                                                     Class A    Common  Additional Paid    Earnings
                                              Original  Series A   Convertible   Stock    In Capital      (Deficit)
                                              ------------------------------------------------------------------------
Balances, January 2,1994                           $10    $18,001           $0     $35      $36,146,826  ($32,524,341)
Common stock issued for
  services performed                                                                 5        2,218,608
Issuance of common stock for
  financing services (Note 10)                                                       6        1,528,607
Issuance of common stock in private
  placement to Conagher Co., Inc.  net of
  monies not paid as of  December 31,
  1994, of $1,606,878 (Note 10)                                                     34        5,893,088
Exercise of 240,000 shares of
  common stock options                                                               2          337,998
Conversion of preferred stock
  to common stock
    Original preferred                              (3)                                               3
    Series A preferred                                    (18,001)                   4           67,499       (49,502)
Conversion of previously
  granted compensatory options
   to market value options                                                                     (174,375)
Amortization of unearned compensation
  and deferred expenses
Warrants exercised                                                                                5,835
Issuance of stock for
  commissions (Notes 9 & 10)                                                         2          499,998
Issuance of stock for
  acquisitions of assets                                                             4        1,699,996
Interest paid on Regulation D
  convertible debentures                                                             0          132,236
Net loss for the year                                                                                     (11,516,635)
                                              ________________________________________________________________________
Balances, December 31, 1994                          7          0            0      92       48,356,319   (44,090,478)

Issuance of Common Stock to Conagher
  & Co. (Note 11)                                                                   10        1,056,563
Issuance of Common Stock for
  services to be performed                                                           2          462,498
Common stock issued for
  services performed                                                                 3          578,357
Issuance of common stock for
  financing services (Note 10)                                                       2          246,448
Issuance of stock in private  placements
  Class A Convertible Preferred                                                     13        1,339,187
  Common Stock                                                                      27        4,620,059
Exercise of common stock options                                                     2          420,566
Conversion of convertible instruments
  Original preferred                                (1)                                               1
  Class A convertible preferred
  Convertible  debentures                                                            9         1,859,580
Amortization of unearned
  compensation and deferred expenses
Purchase of Treasury Stock (Note 12)
Termination of relationship with
  Company's founder (Note 12)
Issuance of stock for
  acquisition of Lion Golf                                                                       42,200
Expenses incurred in raising of capital                                                        (692,825)
Net loss for the year                                                                                    ($10,107,713)
                                              ________________________________________________________________________
Balances, December 31, 1995                         $6         $0           $0    $160      $58,288,953  ($54,198,191)
                                              ========================================================================

<CAPION>
QUADRAX CORPORATION
Consolidated Statement of Shareholders' Equity
(Continued)
                                                                                   Receivable
                                                Treasury   Deferred    Unearned   From Related
                                                  Stock     Expense  Compensation    Parties     Total
                                              ------------------------------------------------------------
Balances, January 2,1994                         ($243,009)($22,250)    ($166,902)         $0  $3,208,370
Common stock issued for
  services performed                                       (171,599)                            2,047,014
Issuance of common stock for
  financing services (Note 10)                                                                  1,528,613
Issuance of common stock in private
  placement to Conagher Co., Inc.  net of
  monies not paid as of  December 31,
  1994, of $1,606,878 (Note 10)                                                                 5,893,122
Exercise of 240,000 shares of
  common stock options                                                               (338,000)
Conversion of preferred stock
  to common stock
    Original preferred
    Series A preferred
Conversion of previously
  granted compensatory options
   to market value options                                                166,902                  (7,473)
Amortization of unearned compensation
  and deferred expenses                                      69,917                                69,917
Warrants exercised                                                                                  5,835
Issuance of stock for
  commissions (Notes 9 & 10)                                                                      500,000
Issuance of stock for
  acquisitions of assets                                                                        1,700,000
Interest paid on Regulation D
  convertible debentures                                                                          132,236
Net loss for the year                                                                         (11,516,635)
                                              ____________________________________________________________
Balances, December 31, 1994                       (243,009)(123,932)            0    (338,000)  3,560,999

Issuance of Common Stock to Conagher
  & Co. (Note 11)                                                                               1,056,573
Issuance of Common Stock for
  services to be performed                                               (462,500)                      0
Common stock issued for
  services performed                                                                              578,360
Issuance of common stock for
  financing services (Note 10)                                                                    246,450
Issuance of stock in private  placements                                                                0
  Class A Convertible Preferred                                                                 1,339,200
  Common Stock                                                                                  4,620,086
Exercise of common stock options                   (50,000)                          (337,000)     33,568
Conversion of convertible instruments                                                                   0
  Original preferred                                                                                    0
  Class A convertible preferred                                                                         0
  Convertible  debentures                                                                       1,859,589
Amortization of unearned                                                                                0
  compensation and deferred expenses                        123,932       122,731                 246,663
Purchase of Treasury Stock (Note 12)              (750,000)                                      (750,000)
Termination of relationship with                                                                        0
  Company's founder (Note 12)                                                         675,000     675,000
Issuance of stock for                                                                                   0
  acquisition of Lion Golf                                                                         42,200
Expenses incurred in raising of capital                                                          (692,825)
Net loss for the year                                                                         (10,107,713)
                                              ____________________________________________________________
Balances, December 31, 1995                    ($1,043,009)      $0     ($339,769)         $0  $2,708,150
                                              ============================================================

                                    Quadrax Corporation
                         Consolidated Statements of Cash Flows




                                                     Year Ended December 31,
                                                       1995           1994
Operating Activities
Net loss                                          ($10,107,713)  ($11,516,635)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization of fixed assets         531,057        798,106
Amortization of intangibles                            144,142          7,482
Amortization of unearned compensation                     --           (7,473)
Amortization of deferred expense                        40,767         33,750
Amortization of deferred financing cost                   --           69,917
Common stock issued for expenses                     1,137,723      2,047,014
Common stock issued for financing related
  expenses (Note 9)                                       --        2,028,607
Common stock issued for interest                     1,109,589        132,236
Write down of restructured assets                      813,783           --
Termination of former chief executive officer
  (Note 12)                                            213,296           --
Cash acquired in corporate acquisitions                151,518           --
Loss on investment                                        --           11,550
Cancellation of indebtedness (Note 11)                    --          107,342
Provision for loss contract (Note 12)                     --         (145,000)
Other assets reclassified as cash                      100,000           --
Increase (decrease) in cash resulting
  from changes in:
  Accounts receivable and other                       (578,713)        94,049
Inventories                                            421,479       (330,464)
Other current assets                                   (27,131)          (257)
Accounts payable                                      (398,249)       382,506
Accrued expenses                                      (373,070)       967,171
                                                     _________       ________
Net cash used in operating activities              ($6,821,522)   ($5,320,099)









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

Revenue Recognition

Revenues are recorded as services are performed. Revenues derived from services provided under fixed-price contracts are recognized on a percentage-of-completion basis. If it is determined that a contract may result in a loss, a provision for the loss is accrued at such time. For revenues derived from product sales other than fixed price contracts, sales are recognized based on shipment of products. Returned goods are recorded in inventory at cost if they are salable, or at scrap value if the goods cannot be sold.

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

Convertible Debenture Conversion Discount

The discount to market value rights on conversion of convertible debentures to common stock is recorded as interest expense over the period from the sale of the debentures to the first conversion date.


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
                                              _________
                                             $1,470,335


Convertible Debentures

In October 1995, the Company issued $3,000,000 of its Convertible Debentures bearing interest at the rate of nine percent per annum for net proceeds to the Company of $2,910,000. These debentures are convertible at the option of the holders on or after the forty-first day of issuance into a number of shares of common stock that can be purchased for a price equal to seventy-three percent of the closing bid price of the common stock on the ten trading days immediately prior to the conversion date. At December 31, 1995, the holders of the convertible debentures had converted $750,000 of these debentures into 1,052,185 shares of common stock of the Company. As of December 31, 1995, the balance of the debentures outstanding, $2,250,000, are convertible into 4,009,266 shares of common stock of the Company. Interest paid was $1,190,043 and $14,220 for 1995 and 1994, respectively. Included in interest expense for 1995 is $1,109,955 of imputed interest which represents the twenty seven percent discount on conversion of the convertible debentures into common stock.


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

14. Pro Forma Financial Information

On December 29, 1995, the Company acquired all of the outstanding stock of Lion Golf of Oregon, Inc., ("Lion Golf"), a manufacturer and distributor of golf equipment, for $42,200 in common stock of the Company. The Company is accounting for this acquisition using the purchase method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. This treatment resulted in approximately $119,000 of cost over assets acquired as of December 31, 1995.

The Company's Pro Forma Condensed Consolidated Statements of
Operations for the years ended December 31, 1995 and December 31, 1994 have been adjusted to reflect the issuance of 50,000 shares of the Company's common stock to Lion Golf's former shareholders. No other pro forma adjustments have been made to the condensed consolidated statements of operations.

Condensed Consolidated Pro-Forma Statements of Operations

                                                1995

   Total Revenue                               $7,323,005
   Cost of sales                                5,484,503
                                               ----------
                            GROSS PROFIT        1,838,502

   Expenses:
     Selling, general and administrative        8,370,270
     Interest                                   1,330,596
     Financing related costs                        -0-
     Reserve for restructuring costs            2,600,000
                                              -----------
                      TOTAL EXPENSES           12,300,866
                                              -----------
     PRO FORMA (LOSS) BEFORE INCOME TAXES    ($10,462,364)

              PRO FORMA INCOME TAX CREDIT          42,000
                                               ----------
                         PRO FORMA (LOSS)    ($10,420,364)

          PRO FORMA LOSS PER COMMON SHARE        ($0.73)

            WEIGHTED AVERAGE COMMON
                       SHARES OUTSTANDING      14,315,310

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

16. Accounting Changes

Previously, the Company accounted for the conversion of convertible debentures, issued with conversion rights at a discount to market, as sales of securities and treated the discount as a cost of capital. The Company has restated its financial statements for the year ended December 31, 1995 to reclassify the discount as interest and record it as a cost of borrowing. The effect on income for the year ended December 31, 1995 was $1,109,589 in additional interest expense.