Form 10QSB/A
period 1996-03-31
QUADRAX CORP
filed 1997-02-13
CIK 814273

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549


                               FORM 10-QSB/A-2



                               Amendment No. 2



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                               to
                               -----------------------------    --------------

                     Commission File Number:     0-16052
                                            -------------

                             QUADRAX CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Delaware                                          05-0420158
-------------------------------------               ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


      300 High Point Avenue   Portsmouth, Rhode Island           02871
-------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                               (401) 683-6600
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                       Outstanding at May 10, 1996
    -----------------------                     ---------------------------
    Common Stock, par value                               22,356,867 shares
    $.000009 per share

                              QUADRAX CORPORATION


                           INDEX TO FORM 10-QSB/A-2



PART I - FINANCIAL INFORMATION                                        PAGE


  Item 1       Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at
               March 31, 1996 and at December 31, 1995                 3-4

               Condensed Consolidated Statements of
               Operations for the three months ended
               March 31, 1996 and March 31, 1995                       5

               Condensed Consolidated Statements of Cash
               Flows for the three months ended March 31,
               1996 and March 31, 1995                                 6-7

               Notes to Condensed Consolidated Financial
               Statements                                              8-9


  Item 2       Management's Discussion and Analysis of
               Financial Condition and Results of Operations           10-13



PART II - OTHER INFORMATION


  Item 6       Exhibits and Reports on Form 8-K                        14



  Signatures                                                           15

                              QUADRAX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                        MARCH 31,                 DECEMBER 31,
                                                                          1996                       1995
                                                                     -----------------          ----------------
  Current assets:
   Cash and cash equivalents, including $100,000 and $481,146            $  442,575                 $2,613,555
      of restricted cash, respectively
   Accounts receivable, net of allowances for doubtful                    1,348,764                  1,265,301
      accounts of $24,000
   Inventories                                                            1,761,180                  1,466,813
   Other current assets                                                      89,239                    134,197
                                                                     -----------------          ----------------
                                          TOTAL CURRENT ASSETS            3,641,758                  5,479,866
                                                                     -----------------          ----------------
  Property and equipment, at cost:
   Machinery and equipment                                                3,337,106                  3,319,881
   Office equipment                                                         851,844                    851,160
   Leasehold improvements                                                 1,071,532                  1,071,532
                                                                     -----------------          ----------------
                                                                          5,260,482                  5,242,573
   Less accumulated depreciation and amortization                         3,153,756                  3,000,093
                                                                     -----------------          ----------------
                                    NET PROPERTY AND EQUIPMENT            2,106,726                  2,242,480
                                                                     -----------------          ----------------

  Goodwill                                                                  116,577                    118,553


  Other assets                                                              268,068                    267,855

  License agreement, net of amortization of $150,000 and                    450,000                    480,000
    $120,000, respectively
  Deferred assets, net of amortization of $64,084 and                       216,983                    211,498
    $61,912, respectively
                                                                     -----------------          ----------------
                                                  TOTAL ASSETS           $6,800,112                 $8,800,252
                                                                     =================          ================


                            See accompanying notes.

                              QUADRAX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                            MARCH 31,                 DECEMBER 31,
                                                                              1996                       1995
                                                                        -----------------           ---------------
    Current liabilities:
     Accounts payable                                                        $1,205,630                 $  870,988
     Accrued expenses                                                           695,018                  1,200,779
     Notes payable to related party                                                   0                    300,000
     Notes payable                                                            1,217,913                  1,114,301
                                                                        -----------------           ---------------
                                         TOTAL CURRENT LIABILITIES            3,118,561                  3,486,068

   Long-term debt, less current portion                                         330,876                    356,034
   Convertible debentures payable                                                     0                  2,250,000
                                                                        -----------------           ---------------
                                                 TOTAL LIABILITIES            3,449,437                  6,092,102
                                                                        -----------------           ---------------
    Stockholders' equity:
     Original convertible preferred stock                                             6                          6
     Common stock                                                                   199                        160
     Additional paid-in capital                                              60,648,106                 58,288,953
     Retained earnings (deficit)                                            (55,941,252)               (54,198,191)
                                                                        -----------------           ---------------
                                                                              4,707,059                  4,090,928
     Less:
        Treasury stock, at cost                                              (1,043,009)                (1,043,009)
        Unearned compensation and deferred expenses                            (313,375)                  (339,769)
                                                                        -----------------           ---------------
                                        TOTAL STOCKHOLDERS' EQUITY            3,350,675                  2,708,150
                                                                        -----------------           ---------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $6,800,112                 $8,800,252
                                                                        =================           ===============





                            See accompanying notes.

                              QUADRAX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                       Three Months        Three Months
                                                                      Ended March 31,    Ended March 31,
                                                                           1996                1995
                                                                      ----------------   ----------------
  Revenue:
              Sales                                                        $1,087,018         $1,074,643
              Interest income                                                  15,968              8,995
              Other income                                                          0                  0
                                                                      ----------------   ----------------
                                                     TOTAL REVENUE          1,102,986          1,083,638
                                                                      ----------------   ----------------
  Expenses:
              Cost of goods sold                                              936,438            714,420
              Research and development                                        219,567            236,074
              Selling, general and administrative                           1,438,385          1,411,606
              Depreciation and amortization                                   187,811            203,672
              Interest expense                                                 63,846              4,390
                                                                      ----------------   ----------------
                                                    TOTAL EXPENSES          2,846,047          2,570,162
                                                                      ----------------   ----------------
                                                          NET LOSS        ($1,743,061)       ($1,486,524)
                                                                      ================   ================
                                         NET LOSS PER COMMON SHARE             ($0.09)            ($0.14)
                                                                      ================   ================

                                         WEIGHTED AVERAGE COMMON
                                            SHARES OUTSTANDING             19,282,782         10,779,444
                                                                      ================   ================





                             See accompanying notes

                              QUADRAX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                          Three Months      Three Months
                                                                              Ended            Ended
                                                                         March 31, 1996    March 31, 1995
                                                                         ---------------   --------------
 Cash flows from operating activities:
  Net loss                                                                  ($1,743,061)     ($1,486,524)
    Adjustments to reconcile net income to net cash used
      in operating activities:
       Depreciation & amortization of fixed assets                              153,663          120,929
       Amortization of intangibles                                               34,148           82,745
       Amortization of unearned compensation                                     26,394                0
       Common stock issued for expenses                                          98,984           34,616
       Effect on cash flows of changes in assets and liabilities:
             Accounts receivable and other                                      (83,463)      (1,034,519)
             Inventories                                                       (294,367)         251,045
             Prepaid expenses and other assets                                   44,958            6,974
             Receivables/payables from officers and employees                  (300,000)               0
             Accounts payable                                                   334,642          506,557
             Accrued expenses                                                  (505,761)        (551,838)
                                                                         ---------------   --------------
                Net cash used in operating activities                        (2,233,863)      (2,070,015)
                                                                         ---------------   --------------

 Cash flows from investing activities:
     Capital expenditures, net                                                  (17,909)        (221,039)
     Other intangible assets purchased                                           (7,662)               0
     Payments for businesses acquired
       net of cash acquired                                                           0          140,000
                                                                         ---------------   --------------
                Net cash provided by (used in) investing
                 activities                                                     (25,571)         (81,039)
                                                                         ---------------   --------------

 Cash flows from financing activities:
     Proceeds from exercise of common stock options                              10,000           25,300
     Net proceeds from sale of stock and warrants                                     0        2,949,394
     Issuance of debt                                                            78,454                0
     Repayment of debt                                                                0          (20,000)
                                                                         ---------------   --------------
                Net cash provided by financing activities                        88,454        2,954,694
                                                                         ---------------   --------------
 Net increase (decrease) in cash and cash equivalents                        (2,170,980)         803,640

 Cash and cash equivalents at beginning of period                             2,613,555          382,721
                                                                         ---------------   --------------
 Cash and cash equivalents at end of period                                    $442,575       $1,186,361
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


2.  Debt
    ----

    Long-term debt consists of the following:

                                                        March 31,                   December 31,
                                                          1996                         1995
                                                       ------------                 ------------
     Note payable - bank                               $  891,000                   $  801,000
     Notes payable - Lion shareholders                    325,028                      331,634
     Equipment notes payable                               82,761                       87,701
     Other non-interest bearing note                      250,000                      250,000
                                                          -------                      -------
                                                        1,548,789                    1,470,335

     Less current maturities                           (1,217,913)                  (1,114,301)
                                                       -----------                  ----------
                                                       $  330,876                   $  356,034
                                                       ==========                   ==========


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

      Total revenue recognized during the 1996 first quarter was stable at $1,087,018 compared to $1,074,643 in the 1995 first quarter. An increase in sales for the first three months ending March 31, 1996 of approximately $805,000 for the Company's Lion Golf subsidiary, ("Lion)", which the

  Company acquired as of December 31, 1995, was offset by a decrease in revenues of approximately $790,000 in the Company's Advanced Materials Systems division, ("AMS"). The decrease in the AMS division reflects the completion of the defense programs late in 1995 with no corresponding increase in consumer product shipments in 1996. The AMS 1996 sales are primarily lacrosse sticks, $150,000 and thermoplastic tape, $100,000.

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

    In the first three months of fiscal 1996, capital expenditures were approximately $18,000, a negligible amount. The Company anticipates capital expenditures in 1996 will be approximately $1,500,000 for the purchase of a golf shaft manufacturing line and an additional thermoplastic tape manufacturing line. These equipment acquisitions are expected to be paid for through equipment leasing programs and from funds raised through the placement of the Company's securities.

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





                                        QUADRAX CORPORATION
                                        -------------------
                                            (Registrant)






         February 13, 1996                    /s/ James J. Palermo
  --------------------------             ----------------------------------
         (Date)                          James J. Palermo, Chairman and
                                         Chief Executive Officer





         February 13, 1996                    /s/ Edward A. Stoltenberg
  --------------------------             ----------------------------------
         (Date)                          Edward A. Stoltenberg,  Senior Vice
                                         President, Chief Financial Officer
                                         (Principal Accounting Officer)