Form 10QSB/A
period 1996-06-30
QUADRAX CORP
filed 1997-02-13
CIK 814273

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549

                                FORM 10-QSB/A-1


                               Amendment No. 1



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ___________________________ to _________________


                     Commission File Number:     0-16052
                                            -------------

                              QUADRAX CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      05-0420158
-------------------------------------               ------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

       300 High Point Avenue   Portsmouth, Rhode Island          02871
--------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

                                (401) 683-6600
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                         Outstanding at August 2, 1996
   -------------------------------------         -----------------------------
   Common Stock, par value                       24,745,704 shares
   $.000009 per share

                             QUADRAX CORPORATION


                           INDEX TO FORM 10-QSB/A-1



 PART I - FINANCIAL INFORMATION                                                                  PAGE
    ITEM 1      Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets at June 30, 1996 and at
                December 31, 1995                                                                3-4

                Condensed Consolidated Statements of Operations for the three and six
                months ended June 30, 1996 and June 30, 1995                                     5

                Condensed Consolidated Statements of Cash Flows for the six months
                ended June 30, 1996 and June 30, 1995                                            6-7

                Notes to Condensed Consolidated Financial Statements                             8-9

    Item 2      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                            10-14


 PART II - OTHER INFORMATION


    Item 6      Exhibits and Reports on Form 8-K                                                 15

    Signatures                                                                                   16

                                     -2-

                              QUADRAX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                                        JUNE 30,                DECEMBER 31,
                                                                          1996                    1995
                                                                      -------------            --------------
 Current assets:
         Cash and cash equivalents, including $100,000
          and $481,146 of restricted cash, respectively                 $ 2,332,730               $ 2,613,555
         Accounts receivable, net of allowances for
          doubtful accounts of $24,000                                    1,084,038                 1,265,301
 Inventories                                                              1,890,675                 1,466,813
 Other current assets                                                       193,580                   134,197
                                                                      -------------            --------------
                                         TOTAL CURRENT ASSETS             5,501,023                 5,479,866
                                                                      -------------            --------------
 Property and equipment, at cost:
         Machinery and equipment                                          3,416,620                 3,319,881
         Office equipment                                                   891,537                   851,160
         Leasehold improvements                                           1,085,728                 1,071,532
         Construction-in-progress                                           872,188                         0
                                                                          6,266,073                 5,242,573
                                                                      -------------            --------------
               Less accumulated depreciation and amortization             3,298,204                 3,000,093
                                                                      -------------            --------------
                                   NET PROPERTY AND EQUIPMENT             2,967,869                 2,242,480
                                                                      -------------            --------------

 Goodwill, net of amortization of $3,952
    at June 30, 1996                                                        114,601                   118,553


 Other assets                                                               290,627                   267,855

 License agreement, net of amortization of $180,000
    and $120,000, respectively                                              420,000                   480,000

 Deferred assets, net of amortization of $66,187 and $61,912,
 respectively                                                               217,801                   211,498
                                                                      -------------            --------------
                                                 TOTAL ASSETS            $9,511,921                $8,800,252
                                                                      -------------            --------------




                            See accompanying notes.

                              QUADRAX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                            JUNE 30,              DECEMBER 31,
                                                                              1996                   1995
                                                                          -------------          ---------------
 Current liabilities:
 Accounts payable                                                        $    748,876              $    870,988

 Accrued expenses                                                             755,520                 1,200,779
 Notes payable to related party                                                     0                   300,000
 Notes payable                                                              1,035,623                 1,114,301
                                                                          -------------          ---------------
                                       TOTAL CURRENT LIABILITIES            2,540,019                 3,486,068

 Long-term debt, less current portion                                         349,858                   356,034

 Convertible debentures payable                                             1,050,000                 2,250,000

                                               TOTAL LIABILITIES            3,939,877                 6,092,102
                                                                          -------------          ---------------
 Stockholders' equity:
         Original convertible preferred stock                                       0                         6
         Class B convertible preferred stock                                3,500,000                         0
         Common stock                                                             219                       160
         Additional paid-in capital                                        63,450,741                58,288,953
                                                                          -------------          ---------------
         Retained earnings (deficit)                                     (59,261,566)              (54,198,191)
                                                                          -------------          ---------------
                                                                            7,689,394                 4,090,928
 Less:
         Treasury stock, at cost                                          (1,043,009)               (1,043,009)
         Unearned compensation and deferred expenses                        (586,981)                 (339,769)
         Notes receivable for the exercise of stock options                 (487,360)                         0
                                                                          -------------          ---------------
                                      TOTAL STOCKHOLDERS' EQUITY            5,572,044                 2,708,150

                                                                          -------------          ---------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $9,511,921                $8,800,252
                                                                          =============           ==============


                            See accompanying notes.

                              QUADRAX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     Three Months      Three Months       Six Months         Six Months
                                                    Ended June 30,    Ended June 30,    Ended June 30,     Ended June 30,
                                                         1996              1995              1996               1995
                                                    --------------    --------------    ---------------    ---------------
 Revenue:
              Sales                                      $840,327        $1,234,786         $1,927,344         $2,309,429
              Interest income                              15,389                 0             30,961              8,995
              Other income                                 43,549                 0             43,945                  0
                                                    --------------    --------------    ---------------    ---------------
              TOTAL REVENUE                               899,265         1,234,786          2,002,250          2,318,424
                                                    --------------    --------------    ---------------    ---------------
 Expenses:
              Cost of goods sold                          836,223         1,043,208          1,772,662          1,757,628
              Research and development                     39,044           (24,833)           258,611            211,240
              Selling, general and administrative       1,219,438         1,422,334          2,657,823          2,833,94
              Depreciation and amortization               182,228           220,245            370,039            423,917
              Interest expense                            775,978             5,025            839,824              9,415
                                                    --------------    --------------    ---------------    ---------------
              TOTAL EXPENSES                            3,052,911         2,665,979          5,898,959          5,236,140
                                                    --------------    --------------    ---------------    ---------------
              NET LOSS                                ($2,153,646)      ($1,431,193)       ($3,896,709)       ($2,917,716)
                                                    ==============    ==============    ===============    ===============
              NET LOSS PER COMMON                          ($0.09)           ($0.14)            ($0.19)            ($0.25)
               SHARE                                ==============    ==============    ===============    ===============

              WEIGHTED AVERAGE
                COMMON
              SHARES OUTSTANDING                       22,470,365        13,008,872         20,876,573         11,900,316
                                                    ==============    ==============    ===============    ===============


                             See accompanying notes

                              QUADRAX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)


                                                                                  Six Months         Six Months
                                                                                     Ended             Ended
                                                                                 June 30, 1996     June 30, 1995
                                                                                 --------------    ---------------
 Cash flows from operating activities:

 Net loss                                                                          ($3,896,709)      ($2,917,716)
    Adjustments to reconcile net income to net cash used
       in operating activities:
       Depreciation & amortization of fixed assets                                     302,158           246,521
       Amortization of intangibles                                                      67,881            95,065
       Amortization of unearned compensation                                            52,788            82,331
       Common stock issued for expenses                                                875,131           258,274
       Effect on cash flows of changes in assets and liabilities:
          Accounts receivable and other                                                181,263          (701,015)
          Inventories                                                                 (423,862)          207,361
          Prepaid expenses and other assets                                            (59,383)         (134,649)
          Receivables/payables from officers and employees                            (300,000)         (225,000)
          Accounts payable                                                            (122,112)          (48,342)
          Accrued expenses                                                            (507,129)         (786,739)
                                                                                 --------------    ---------------
                    Net cash used in operating activities                           (3,829,974)       (3,923,909)
                                                                                 --------------    ---------------
 Cash flows from investing activities:
     Capital expenditures, net                                                      (1,023,500)         (672,977)
     Other intangible assets purchased                                                 (33,350)                0
     Payments for businesses acquired
       net of cash acquired                                                                  0           140,000
                                                                                 --------------    ---------------
                    Net cash provided by (used in) investing activities             (1,056,850)         (532,977)
                                                                                 --------------    ---------------
 Cash flows from financing activities:
     Proceeds from exercise of common stock options                                      4,187            25,300
     Net proceeds from sale of stock and warrants                                            0         5,137,522
     Issuance of convertible debt, net of costs                                      1,536,666                 0
     Issuance of convertible preferred stock, net of costs                           3,150,000         1,339,200
     Repayment of debt                                                                 (84,854)          (60,000)
                                                                                 --------------    ---------------
                    Net cash provided by financing activities                        4,605,999         6,442,022
                                                                                 --------------    ---------------
 Net increase (decrease) in cash and cash equivalents                                 (280,825)        1,985,136

 Cash and cash equivalents at beginning of period                                    2,613,555           382,721
                                                                                 --------------    ---------------
 Cash and cash equivalents at end of period                                         $2,332,730        $2,367,857

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

2.  Debt

    Long-term debt consists of the following:


                                                                June 30,                  December 31,
                                                                 1996                       1995
                                                            ---------------           ---------------
                    Note payable - bank                       $  801,000                  $ 716,000
                    Notes payable - Lion shareholders            318,031                    331,634
                    Equipment notes payable                      101,450                     87,701
                    Other non-interest bearing note              250,000                    250,000
                                                                 -------                    -------
                                                               1,385,481                  1,470,335

                            Less current maturities          (1,035,623)                (1,114,301)
                                                            ------------               ------------
                                                              $  349,858                 $  356,034
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


3.  Shareholders Equity

    The Company's capital shares are as follows:


    Original Convertible Preferred Stock, $0.01 par value, -0- shares authorized at June 30, 1996 and 1,172 shares authorized at December 31, 1995, 318 shares issued and outstanding at December 31, 1995. Subsequent to December 31, 1995, all shares of Original Convertible Preferred Stock were converted into common stock which were then redeemed by the Company for a nominal consideration.



    Series B Convertible Preferred Stock, $0.01 par value, 7,000 shares and -0-shares authorized at June 30, 1996 and December 31, 1995, respectively, and 3,500 shares issued and outstanding at June 30, 1996. During the fiscal quarter ended June 30,1996, the Company paid a dividend in kind of Common Stock of $1,166,666 to the Series B Preferred Stock shareholders.


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


5.  Accounting Changes



    Previously the Company accounted for the conversion of convertible debentures, which are issued with conversion rights at a discount to market, as sales of securities and treated the discount as a cost of capital. The Company has restated its financial statements for the year ended December 31, 1995 to reclassify the discount as interest and record it as a cost of borrowing. The effect on income for the year ended December 31, 1995 was $1,109,589 in additional interest expense.

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


 RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 1996 AS COMPARED TO QUARTER ENDED JUNE 30, 1995


    The Company's net loss from operations for the quarter ended June 30, 1996 ("1996 second quarter") of approximately $2,154,000 was approximately $723,000 greater than its net loss from operations of approximately $1,431,000 for the quarter ended June 30, 1995, ("1995 second quarter"). The reason for this increase is the higher interest cost the Company incurred during the 1996 second quarter.

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


    Interest expense for the second quarter of 1996 increased by approximately $772,000 to $776,000. This increase reflects the cash costs of the Company's 1996 subordinated debt, the financing costs associated with the financing leases which the Company entered into during the past year, and the imputed interest costs, approximately $714,000, relating to the discount that convertible debenture investors received from the Company in private placement transactions.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995


    The Company's net loss from operations for the six months ended June 30, 1996 ("1996 first half") of approximately $3,897,000 was approximately $979,000 more than its net loss from operations of approximately $2,918,000 for the six months ended June 30, 1995 ("1995 first half"). The increase in net loss was caused by the reduction in gross margins which has resulted from the change in the Company's primary source of revenues from defense related products to consumer oriented products in the 1996 first half. A second reason for the increased loss was the increase in interest expense in the 1996 first half.


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

    Other income increased approximately $44,000 in the 1996 first half. This increase resulted primarily from Lion Golf's settlement of a product trademark dispute with a competitor pursuant to which Lion Golf received a lump-sum settlement of $40,000.

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

    Selling, general and administrative expenses decreased by approximately
$176,000 in the 1996 first half.   The primary reasons for this decrease are
twofold: travel and entertainment decreased $68,000 in 1996 and professional and consulting fees decreased $101,000.

    Depreciation and amortization expense decreased by $53,000 to $370,000 in the first half of 1996, primarily due to the amortization in 1995 of a non-competition agreement with the Company's former chief executive officer in the amount of $67,000. This write-off was completed in 1995.


    Interest expense for the first half of 1996 was $840,000, while in 1995, it was $9,000, an increase of approximately $831,000. This increase was caused by the Company's payment of interest on Lion Golf's working capital line of credit in 1996, interest paid on the Company's convertible debentures, and the imputed interest cost of approximately $714,000 for the discount that convertible debenture investors received from the Company in private placement transactions.



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





                                        QUADRAX CORPORATION
                                        -------------------
                                           (Registrant)






     February 13, 1997                    /s/ James J. Palermo

 ---------------------------              -------------------------------
        (Date)                            James J. Palermo, Chairman and
                                          Chief Executive Officer



     February 13, 1997                    /s/ Edward A. Stoltenberg

 ---------------------------              -------------------------------
        (Date)                            Edward A. Stoltenberg,  Senior Vice
                                          President, and Chief Financial Officer
                                          (Principal Accounting Officer)