Form 10QSB/A
period 1996-09-30
QUADRAX CORP
filed 1997-02-13
CIK 814273

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.   20549


                                FORM 10-QSB/A-2



                                Amendment No. 2



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    --------------------------

                      Commission File Number:     0-16052
                                             ------------

                             Quadrax Corporation
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Delaware                                          05-0420158
-------------------------------------                 --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

              300 High Point Avenue   Portsmouth, Rhode Island         02871
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

                              QUADRAX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                   SEPTEMBER 30,                 DECEMBER 31,
                                                                       1996                          1995
                                                                --------------------        -------------------
 Current assets:
     Cash and cash equivalents, including $100,000 and
       $481,146 of restricted cash, respectively                      $     653,672                $ 2,613,555

     Accounts receivable, net of allowances for doubtful
       accounts of $24,000                                                1,161,336                  1,265,301
     Inventories                                                          1,755,050                  1,466,813

     Other current assets                                                   208,470                    134,197
                                                                --------------------        -------------------
                                          TOTAL CURRENT ASSETS            3,778,528                  5,479,866
                                                                --------------------        -------------------

 Property and equipment, at cost:

     Machinery and equipment                                              3,431,302                  3,319,881
     Office equipment                                                       900,224                    851,160
     Leasehold improvements                                               1,087,482                  1,071,532
     Construction-in-progress                                             1,284,389                          0
                                                                --------------------        -------------------
                                                                          6,703,397                  5,242,573
 Less accumulated depreciation and amortization                           3,455,004                  3,000,093
                                                                --------------------        -------------------
                                    NET PROPERTY AND EQUIPMENT            3,248,393                  2,242,480
                                                                --------------------        -------------------


 Goodwill, net of amortization of $5,927 at
     September 30, 1996                                                     112,626                    118,553

 Other assets                                                               289,626                    267,855

 License agreement, net of amortization of $210,000
     and $120,000, respectively                                             390,000                    480,000

 Deferred assets, net of amortization of $68,428 and
     $61,912, respectively                                                  233,452                    211,498
                                                                --------------------        -------------------
                                                  TOTAL ASSETS           $8,052,625                 $8,800,252
                                                                ====================        ===================



                            See accompanying notes.

                              QUADRAX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                     SEPTEMBER 30,              DECEMBER 31,
                                                                         1996                       1995
                                                                  --------------------        -------------------
 Current liabilities:
     Accounts payable                                                $        986,602            $       870,988
     Accrued expenses                                                       1,011,552                  1,200,779
     Notes payable to related party                                                 0                    300,000
     Notes payable                                                          1,017,362                  1,114,301
                                                                  --------------------        -------------------
                                       TOTAL CURRENT LIABILITIES            3,015,516                  3,486,068

 Long-term debt, less current portion                                         397,443                    356,034

 Convertible debentures payable                                                     0                  2,250,000
                                                                  --------------------        -------------------
                                               TOTAL LIABILITIES            3,412,959                  6,092,102
                                                                  --------------------        -------------------

 Stockholders' equity:
     Original convertible preferred stock                                                                      6
     Class A Series B convertible preferred stock                           2,334,000                          0
     Common stock                                                                 254                        160
     Additional paid-in capital                                            65,647,655                 58,288,953
     Retained earnings (deficit)                                          (61,183,327)               (54,198,191)
                                                                  --------------------        -------------------
                                                                            6,798,582                  4,090,928

 Less:

     Treasury stock, at cost                                               (1,091,969)                (1,043,009)
     Unearned compensation and deferred expenses                             (545,587)                  (339,769)
     Notes receivable for the exercise of stock options                      (521,360)                         0
                                                                  --------------------        -------------------
                                      TOTAL STOCKHOLDERS' EQUITY            4,639,666                  2,708,150

                                                                  --------------------        -------------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $8,052,625                 $8,800,252
                                                                  ====================        ===================




                            See accompanying notes.

                              QUADRAX CORPORATION



                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                       THREE MONTHS              THREE MONTHS             NINE MONTHS                NINE MONTHS
                                           ENDED                    ENDED                    ENDED                      ENDED
                                    SEPTEMBER 30, 1996        SEPTEMBER 30, 1995       SEPTEMBER 30, 1996        SEPTEMBER 30, 1995
                                   --------------------      --------------------     --------------------      --------------------
 Revenue:
     Sales                                    $723,082                $1,160,994               $2,650,426                $3,470,059
     Interest income                            17,145                     9,941                   48,106                    19,301
     Other income                                6,393                         0                   50,338                         0
                                   --------------------      --------------------     --------------------      --------------------
                  TOTAL REVENUE                746,620                 1,170,935                2,748,870                 3,489,360
                                   --------------------      --------------------     --------------------      --------------------
 Expenses:
    Cost of goods sold                         918,666                   768,596                2,691,328                 2,526,224
    Research and development                   114,657                   215,640                  373,268                   426,881
    Selling, general and                     1,389,135                 1,517,521                4,046,958                 4,351,460
    administrative
    Depreciation and amortization              191,017                   183,956                  561,056                   607,873
    Interest expense                            54,906                     3,482                  894,730                    12,895
    Reserve for restructuring costs                  0                 2,600,000                        0                 2,600,000
                                   --------------------      --------------------     --------------------      --------------------
                 TOTAL EXPENSES              2,688,381                 5,289,195             ($8,567,340)               $10,525,333
                                   --------------------      --------------------     --------------------      --------------------
                       NET LOSS           ($1,921,761)              ($4,118,260)             ($5,818,470)              ($7,035,973)
                                   ====================      ====================     ====================      ====================
      NET LOSS PER COMMON SHARE                ($0.08)                   ($0.29)                  ($0.26)                   ($0.53)
                                   ====================      ====================     ====================      ====================
        WEIGHTED AVERAGE COMMON
             SHARES OUTSTANDING             24,741,950                 4,189,979               22,576,236                13,392,893
                                   ====================      ====================     ====================      ====================



                            See accompanying notes.

                              Quadrax Corporation
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)




                                                                             Nine Months           Nine Months
                                                                                Ended                 Ended
                                                                         September 30, 1996     September 30, 1995
                                                                         ------------------     ------------------
 Cash flows from operating activities:
 Net loss                                                                       ($5,818,470)          ($7,035,973)
     Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation & amortization of fixed assets                                 458,613               537,660
        Amortization of intangibles                                                 102,443                62,865
        Amortization of unearned compensation                                        79,182                61,070
        Amortization of deferred expense                                             15,000               191,430
        Common stock issued for expenses                                            875,131               529,864
        Write-off of goodwill                                                             0               685,504
        Effect on cash flows of changes in assets and liabilities:
           (Increase) decrease in receivables, inventories, prepaid
               expenses and other assets                                           (258,545)             (731,559)
           Increase (decrease) in officer payables, accounts payable
               and accrued expenses                                                (373,613)             (267,361)
                                                                                 -----------           -----------
                  Net cash used in operating activities                          (4,920,259)           (5,966,500)
                                                                                 -----------           -----------


 Cash flows from investing activities:
     Cash expenditures, net                                                      (1,460,824)             (374,969)
     Other tangible assets purchased                                                (50,241)                    0
     Payments for business acquired net of cash acquired                                  0               140,000
                                                                                 -----------           -----------
                  Net cash provided by (used in) investing activities            (1,511,065)             (234,969)
                                                                                 -----------             ---------

 Cash flows from financing activities:
     Proceeds from exercise of common stock options                                  27,042                25,300
     Net proceeds from sale of stock and warrants                                         0             5,569,162
     Issuance of debt                                                                39,850                     0
     Issuance of convertible debt, net of costs                                   1,471,372                91,334
     Issuance of convertible preferred stock, net of costs                        3,028,557             1,339,200
     Repayment of debt                                                              (95,380)              (60,000)
                                                                                 -----------           -----------
                  Net cash provided by financing activities                       4,471,441             6,964,996
                                                                                 -----------           -----------

 Net increase (decrease) in cash and cash equivalents                            (1,959,883)              763,527

 Cash and cash equivalents at beginning of period                                 2,613,555               382,721
                                                                                 -----------           -----------

 Cash and cash equivalents at end of period                                        $653,672            $1,146,248
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


2.  Debt

    Long-term debt consists of the following:

                                                          September 30,               December 31,
                                                               1996                       1995
                                                    --------------------           ----------------
 Note payable - bank                                         $  732,000                 $  801,000
 Notes payable - former Lion shareholders                       331,493                    331,634
 Equipment financing notes payable                              101,312                     87,701
 Other non-interest bearing note                                250,000                    250,000
                                                    --------------------           ----------------
                                                              1,414,805                  1,470,335

 Less current maturities                                    (1,017,362)                (1,114,301)
                                                    --------------------           ----------------
                                                             $  397,443                 $  356,034
                                                    ====================           ================

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



    Class A, Series B Convertible Preferred Stock, $0.01 par value, 7,000 shares and -0- shares were authorized at September 30, 1996 and December 31, 1995, respectively. There were 2,334 shares and -0- shares of Series B Convertible Preferred Stock issued and outstanding at September 30, 1996, and December 31, 1995, respectively. During the fiscal quarter ended
    June 30, 1996, the Company paid a dividend in kind of Common Stock of $1,166,666 to the Series B Preferred Stock shareholders.


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


5.  Accounting Changes



    Previously the Company accounted for the conversion of convertible debentures, which are issued with conversion rights at a discount to market, as sale of securities and treated the discount as a cost of capital. The Company has restated its financial statements for the year ended December 31, 1995 to reclassify the discount as interest and record it as a cost of borrowing. The effect on income for the year ended
    December 31, 1995 was $1,109,589 in additional interest expense.

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


Results of Operations for Nine Months Ended September 30, 1996 as compared to Nine Months Ended September 30, 1995

    The Company's net loss from operations for the nine months ended September 30, 1996 ("1996 period") of $5,818,470 was approximately $1,218,000 less than its net loss from operations of approximately $7,036,000 for the nine months ended September 30, 1995 ("1995 period"). The decrease in net loss was caused primarily by the absence in the 1996 period of a reserve for restructuring costs which existed in the 1995 period. The decrease in net loss was partially offset, however, by the reduction in gross margins (resulting from the Company's transition from defense related products to consumer oriented products) and an increase in interest expense.


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


    Interest expense for the 1996 period was $894,730, while in the 1995 period it was $12,895, an increase of approximately $882,000. This increase was caused by the Company's payment of interest on Lion Golf's working capital line of credit in 1996 in addition to interest paid on the Company's convertible debentures including imputed interest of approximately $714,000 for the discount that convertible debenture investors received from the Company in private placement transactions.


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





                                                     QUADRAX CORPORATION
                                                     -------------------
                                                         (Registrant)






     February 13, 1997                          /s/ James J. Palermo
--------------------------------------          -------------------------------
           (Date)                               James J. Palermo, Chairman and
                                                Chief Executive Officer





     February 13, 1997                          /s/ Edward A. Stoltenberg
--------------------------------------          --------------------------------
          (Date)                                Edward A. Stoltenberg, Senior
                                                Vice President, and Chief
                                                Financial Officer (Principal
                                                Accounting Officer)