Form 10KSB
period 1996-12-31
QUADRAX CORP
filed 1997-03-31
CIK 814273

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 FORM 10-KSB
(Mark one)

X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
  (No fee required)
                   For the fiscal year ended December 31, 1996

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

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in the issuer's definitive proxy statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X_

   State issuer's revenues for its most recent fiscal year.  $3,567,567

   State the aggregate market value of the voting stock held by non-affiliates:
   $25,061,261, computed by reference to the closing price of the issuer's Common Stock on March 27, 1997 as reported on the Nasdaq Small Cap Market.

   State the number of shares outstanding of each of the issuer's classes of common equity. As of March 27, 1997: 34,387,014 shares of Common Stock, par value $.000009 per share.

  	                      Documents Incorporated by Reference
   Portions of the issuer's definitive proxy statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 19, 1997 are incorporated by reference in Part III.

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

                                    Overview

General

	Quadrax Corporation ("Quadrax" or the "Company"), a Delaware, corporation formed in March 1986, which prior to fiscal year 1995 was a development stage company, designs, develops, fabricates and sells fiber-reinforced thermoplastic polymer composite materials ("Quadrax Composites") and products manufactured from Quadrax Composites. Quadrax Composites are synthetic materials made using patented and other proprietary, as well as non-proprietary, chemical processes and manufacturing technologies. The Company believes that Quadrax Composites are functionally superior to other structural substrates for most applications in which abrasion resistance and extreme heat tolerance are not critical. Structural substrates are composite materials made from continuous fibers (such as carbon, Kevlar, or fiberglass), as opposed to composite materials made from chopped fibers which tend to produce a weaker material. Quadrax Composites' functional advantages over other structural substrates include high strength-to-weight ratios, chemical stability in a variety of ambient conditions (imperviousness to rust, rot or reaction with most commonly used chemical solvents), ease and safety of manufacture using modified conventional heat and compression molding techniques, virtually unlimited shelf life without special storage or handling requirements, and recyclability. In addition, the Company believes that Quadrax Composites are tougher and less brittle than traditional thermoset plastics such as epoxies and polyesters.

	The Company commenced limited commercial production in mid-1993. The Company has not achieved profitability in any fiscal quarter and has been required to raise substantial amounts of capital in order to support its on-going activities. Although the Company historically was dedicated to the formatting of composite materials for defense and aerospace markets, it began redirecting its business in 1994 and 1995 to focus on commercial and consumer markets for value-added, high-performance products. The Company acquired Lion Golf of Oregon, Inc., ("Lion Golf"), a distributor and assembler of golf clubs at the end of fiscal 1995 in order to obtain market access for its newly-developed Quadrax Composite golf club shaft and for the distribution of its previously acquired McManis Sports conventional technology golf club lines. The Company's independent accountants, Livingston & Haynes, P.C., have included a "going concern" qualification in their report on the Company's financial statements for fiscal 1996, reflecting the Company's history of losses and its continuing dependence on financing activities to provide the cash needed to meet its expenses. See the Consolidated Financial Statements of the Company set forth following page 24 of this Form 10-KSB.

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

Redirection of Business

	Historically, the Company was dedicated to the formatting of composite materials for defense and aerospace markets. As defense funding for advanced research declined in the late 1980's and 1990's, and the market for composite materials in the defense industry eroded, the Company began to redirect its business toward commercial and consumer applications. Quadrax has targeted sporting goods applications because it believed that Quadrax Composites' superior performance characteristics could overcome its cost premium and customers' familiarity with more conventional materials.

	The Company's strategy is to focus on the design, development and prototyping of sporting goods products in order to demonstrate the performance attributes of Quadrax Composites, thereby building demand for the Company's materials. In furtherance of this strategy, in 1993 the Company signed a joint development and manufacturing contract with a Taiwanese tennis racquet manufacturer, Kunnan Enterprise Limited, through which Quadrax was able to develop technologies suitable for manufacturing value-added products from Quadrax Composites for various sporting goods markets.

	Beginning in 1994, the Company sought to accelerate the redirection of its business through acquisitions of assets and license rights, and through strategic arrangements with manufacturers of sporting goods and athletic equipment. The Company currently determines, on a product-by-product basis, whether to undertake manufacturing of a product, or to enter into a strategic relationship with another company experienced in manufacturing such a product and with established distribution channels in the relevant market.

	In 1995 and 1996, the Company took the following steps, among others, to redirect its business toward consumer and commercial applications:

  In November 1994, the Company acquired from Time Sports,
Inc., a subsidiary of Kunnan, the exclusive rights to make and market tennis racquets under the "Wimbledon" brand name. In the third quarter of 1995, the Company began shipping "Conqueror" racquets made from the Company's thermoplastic material. In 1996, the Company relinquished the license to utilize the Wimbledon trademark in North
America for tennis racquets because of the failure of the Wimbledon name to generate any meaningful interest in Wimbledon brand name tennis racquets. The Company continues to offer a thermoplastic tennis racquet made out of its proprietary material.

  In February 1995, the Company entered into a joint design/exclusive manufacturing contract with a supplier of lacrosse equipment in the United States. In April 1995, the Company completed testing of lacrosse sticks made from Quadrax Composites and commenced shipments. In 1996, the Company revised its lacrosse equipment arrangement whereby the lacrosse equipment supplier was no longer the exclusive customer for the Company's lacrosse equipment products and began selling its lacrosse equipment to other original equipment manufacturers and users of lacrosse equipment.

  In December 1995, the Company acquired all of the outstanding stock of Lion Golf of Oregon, Inc. ("Lion
Golf"), a manufacturer and distributor of golf clubs.  The
Company acquired Lion Golf to provide golf club manufacturing expertise and distribution channels for the Company's sporting goods products.

  In May 1996, the Company commenced development of a facility in Vista, California for manufacturing graphite thermoplastic golf shafts which are expected to be sold to OEM's such as Taylor Made Golf Co., ("Taylor Made"), and third party users of golf components, such as Golfsmith
International, Inc. ("Golfsmith"). The development of this facility was completed in December 1996 and sales to third party customers commenced in January 1997.

  In June 1996, the Company acquired an 80% interest in all of the assets of Vega, U.S.A., a Brooklyn, New York, based manufacturer of sporting goods equipment. The product lines purchased from Vega were mid-to-lower price sporting goods that are adaptable to high volume production in the areas of hockey sticks, snowboards, and in-line skates. The
Company relocated all of the Vega production equipment associated with the above product lines to its Portsmouth, Rhode Island facility. The Company is now currently manufacturing hockey sticks made on the purchased equipment and is offering these sticks to OEM's and distributors/retailers of hockey equipment.

	The Company believes that the expansion of sales of the foregoing sporting goods products, as well as of other products using Quadrax thermoplastic materials, is the key to achieving viability and profitability.

	As Quadrax progresses from the development of prototypes to the production of finished products and components, it will continue to be dependent on outside financing sources. The Company raised approximately $6.7 million of equity capital in fiscal 1996 and an additional $3.2 million through sales of convertible debentures early in fiscal 1997. It does not expect to raise additional money during the remainder of 1997 and believes that the funds currently on hand, together with cash provided by operations, will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1997. Management expects the Company's capital needs to be less in 1997 than in 1995-96 because the Company has resolved and paid for the financial settlements with its former chairman, Mr. Hayton, and its founder and former chief executive officer, Mr. Fisher. See "MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION--Financial Position, Liquidity and Capital Resources".

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

	The principal fibers used in making Quadrax Composites are carbon, glass and aramid (for example, du Pont's brand of aramid fiber that it markets under the name "Kevlar"). The principal resins used are nylon, polymethymethacrylate (acrylic), polyetherimide, polyphenylene sulfide (PPS) and poly-ether-ether-ketone (PEEK).

	The Company also has the ability to form its multiply laminates into three-
dimensional piece parts in order to generate additional demand for the
Company's tape products.  Examples of products made by the Company from multiply laminates are shoe inserts and helicopter flooring.


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

            athletic and recreational equipment such as racquet frames, lacrosse and hockey sticks, golf shafts, bicycle component parts, and panel and frame assemblies for a wide variety of recreational vehicles;

            truck and trailer components and systems; and

            military equipment, primarily outer body panels and reinforcing members for aircraft, armored vehicles and marine vessels.


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

	Although Quadrax's initial proprietary expertise was in the fabrication and formatting of composite tape products, the Company is expanding its range of know-how and capabilities to include expertise in finished goods and piece parts for the consumer sporting goods market:

- 	The Company is currently manufacturing and
marketing a composite graphite golf shaft made from its proprietary thermoplastic material. The golf shaft has successfully completed a series of standard industry tests administered by an independent testing laboratory specializing in golf clubs. The Company has entered into a research and development contract with Taylor Made to evaluate the thermoplastic graphite shaft, but the Company cannot predict at this time whether Taylor Made will ultimately enter into a manufacturing contract with the Company to produce composite thermoplastic graphite golf shafts.




- 	The Company is currently manufacturing bicycle
parts made from Quadrax composites such as handlebars, wheels, and forks for bicycle OEM's such as Spinergy, Inc., ("Spinergy"), based in Wilton, Connecticut.

-	In June 1996, the Company acquired substantially
all of the assets of Vega, U.S.A., a low-end manufacturer of composite hockey sticks and other sporting goods. The hockey sticks are manufactured by a pultrusion machine, which maintains a constant tension on the raw material as it is woven and heated with a resin resulting in a hardened material. This method of manufacturing is considered in the industry as being more advanced than using molds. This machine is located at the Portsmouth, Rhode Island facility utilizing proprietary technology and then sold to wholesale/retail distributors.

- 	The Company is marketing lacrosse stick handles
utilizing Quadrax Composites. These handles were developed under a joint design/exclusive manufacturing contract entered into in February 1995 with an OEM.
The Company commenced shipping lacrosse stick handles to this OEM, in April 1995 In 1996, the Company revised its lacrosse equipment arrangement whereby the OEM was no longer the exclusive customer.

-  The acquisition of Lion Golf, which absorbed
McManis' "Tour Technology" lines, provides Quadrax with golf product lines that are marketed under the "Prestige" and "Lion" brand names and other brand names. The Company has completed a prototype of a putter produced with Quadrax Composites which also is being marketed by Lion. Lion also continues to produce and manufacture golf clubs which are made from conventional materials. The Company anticipates, that in the event of a sale of Lion Golf, the Company will continue to manufacture and market these products under its own name or the name of Lion Golf.

- 	In 1996, the Company manufactured and marketed a
high-performance tennis racquet, the "Conqueror".
This racquet was originally marketed under the Wimbledon name. The Company commenced shipments of the Conqueror in the third quarter of fiscal 1995.
The Conqueror features "Dynamic Positioning," a strategic use of weight distribution that takes advantage of the strength-to-weight advantages of Quadrax Composites. The Company introduced several additional tennis racquet models in the first quarter of fiscal 1996, which are made out of thermoplastic material and are marketed under the Quadforce or private labels.


	The Company seeks to identify, on a regular basis, additional sports equipment that may benefit from the functional advantages of Quadrax Composites. The Company is, for example, designing and developing soccer protective gear, volleyball net poles, ski poles and fishing gear that incorporate Quadrax Composites.

	In producing sporting goods equipment, particularly golf equipment, the Company intends to integrate production vertically, from the manufacture of the feedstock materials (Quadrax Composites) through distribution to product retailers. The Company, also, currently anticipates that it will seek to enter into strategic development and marketing relationships. This strategy will facilitate the Company's entry into new sporting goods markets in a cost-effective manner, by enabling the Company to conserve its resources for the creation of applications for its tape products. The Company believes that this approach will increase demand for the Company's tape products both directly, by creating needs for specific components and goods, and indirectly, by demonstrating the advantages and potential of Quadrax Composites.

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

	All defense related contracts were completed by the Company in 1995 and the
Company is currently devoting only limited resources to pursing additional defense business.



                                 Markets


Athletic and Recreational Equipment

	Quadrax intends to execute a two-pronged marketing strategy in the sporting goods market. In both cases, it is pursuing the same targeted market:  serious athletes, both professional and amateur, who are willing to pay a premium for the better "feel" and "performance" that products made from Quadrax Composites can deliver.

	Quadrax is taking a lower profile approach through joint development and manufacturing contracts with leading suppliers of high-performance equipment for various games and activities. The Company is currently engaged in a bicycle component part program with Spinergy, Inc.

Defense

	Through a combination of internal initiatives and the acquisitions of composite technology from Phillips and Amoco, Quadrax has established itself as a supplier of advanced composite materials systems to branches of the United States military. Quadrax Composites have been incorporated in products provided under contracts with the United States Air Force, the United States Navy and the United States Army.


Aerospace

	Quadrax continues to receive orders for unformatted Quadrax aXial Tape from companies active in the non-defense aerospace industries.  Most of these orders have been, and any future orders are expected to be, for purposes of testing and evaluation in connection with research and development products, with a limited number of sales being made for commercial production purposes.


Acquisitions

	The Company will entertain opportunities for mergers or acquisitions that would be synergistic to the Company's existing products and materials or could be a profitable opportunity to the Company.

                            Marketing and Sales


Reputation

	Quadrax is one of a small number of manufacturers in the relatively new thermoplastic composite tape market. While Quadrax's reputation historically has been associated with defense oriented materials, Quadrax's reputation for manufacturing sporting goods equipment is growing quickly. In particular, Quadrax is known for its proprietary golf shaft which was approved by the United States Golf Association in 1996. Golf clubs equipped with Quadrax thermoplastic golf shafts are especially known for their dampening characteristics which reduce vibration and thereby improve performance.
These vibration reducing characteristics are also true of Quadrax's thermoplastic tennis racquets and lacrosse sticks.

	Quadrax works to maintain and enhance its reputation within these market sectors by periodic advertising in trade publications, the regular submission of technical papers for publication in professional journals and frequent attendance at industry conferences, conventions and trade shows.

Direct Sales

	Quadrax's marketing and sales programs are the responsibility of its Vice President--General Manager Advanced Materials Division, who, supported by the Company's engineering staff and other sales personnel, is charged with calling directly on top decision makers at manufacturing companies that the Company has identified as attractive candidates for the incorporation of components made out of Quadrax Composites into finished goods or parts assemblies.

Consumer Marketing

	With the acquisition of Lion Golf, Quadrax has added expertise to assist it in its efforts to begin marketing finished goods directly to consumers.  The
Company contemplates that distribution of sporting goods equipment initially will be made both through specialty retailers (such as pro shops) and regional mass merchandisers as well as through sales to OEM's.  The Company anticipates that the disposition of Lion Golf will not materially change the Company's consumer marketing channels.



                                Competition

	Quadrax faces competition from other materials used in the manufacture of sporting goods and equipment, and from other suppliers of thermoplastic composites. Sporting goods and equipment are currently manufactured from conventional materials such as wood, stone, steel and aluminum, less common metals such as titanium, and epoxy-based (thermoset) composites. Quadrax is seeking to educate the market on the competitive advantages of its composites, including several processing efficiencies which, when measured on a total cost of finished goods basis, enable Quadrax Composites to present an attractive price/performance profile:

-  	their light weight, making Quadrax Composites
easy to move and handle;

-  	structural characteristics making them easy to
form using modified conventional cutting, thermoforming or compression molding techniques;

-  	their chemical stability, making Quadrax
Composites easy and quick to process with virtually no restrictions on shelf life, no lengthy cure periods, no toxicity, and no refrigerated storage requirements; and

-	for certain resins, the ability to be bonded
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

	There is no assurance that the Company will be able to successfully compete with existing and newly emerging composite manufacturers.  Maintaining a competitive edge will require continued investment by the Company in design and development, sales and marketing and customer service and support, and successfully timing new product development in relation to competitors'
products.  There can be no assurance that the Company will have sufficient resources to make such investments.  In addition, as the Company enters new markets and encounters new distribution channels and technical requirements, the level and base of competition may be different than those currently existing.  There can be no assurance that the Company will be able to compete favorably.

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

	Production personnel include materials and process engineers, skilled and semi-skilled machine operators, and various shop hands. As of February 28, 1997, the Company has sixty-one employees. The Company believes that any necessary additional production personnel can be recruited at competitive rates from within the existing plastics, defense and general manufacturing industries.

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

	These processes typically are completed at Quadrax's manufacturing facilities in Portsmouth, Rhode Island and for golf shafts, in Vista, California. See "DESCRIPTION OF PROPERTY" below.

	Quadrax has the capacity to thermoform or compression mold customer-specified component parts or frame assemblies on proof-of-concept, pre-production prototype, and pilot production bases at its Portsmouth facility.

Distribution

	Inventories. Quadrax maintains a small inventory of fabricated tape in standard configurations at its Portsmouth facility. Sheet goods and pre-formed parts are manufactured on a contract basis only. Finished goods, such as hockey sticks, lacrosse sticks and golf equipment, are produced domestically in Portsmouth Rhode Island, Vista, California or for non-Quadrax composite brand products Bend, Oregon. The non-Quadrax composite golf products are then sold to wholesale/retail distributors, while the bicycle parts, hockey and lacrosse sticks are both sold to OEM's to be assembled into their products and wholesale/retail distributors. Composite thermoplastic graphite golf shafts are manufactured by the Company at its Vista, California facility. The thermoplastic golf shafts are then sold to original equipment manufacturers to be assembled into their products or to wholesale/retail distributors. The Company also sells its thermoplastic graphite golf shaft directly to the ultimate user via a telemarketing program.

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




ITEM 2.	DESCRIPTION OF PROPERTY.


	The Company maintains three manufacturing facilities. One facility includes the Company's corporate headquarters and is located in Portsmouth, Rhode Island, in a leased building comprising approximately 49,000 square feet. The Company has occupied all or a portion of this building since the building was constructed in 1988. In connection with its initial lease of the facilities, the Company acquired a one-third interest as a limited partner in the limited partnership that owns the building and pledged a $250,000 certificate of deposit to secure its obligations to the construction lender.

	Under the terms of a revised operating lease executed in October 1993, the Company agreed to lease the Portsmouth building for approximately $100,000 a year for a ten-year term expiring in 2003. The Company has responsibility for all repairs, maintenance and operating expenses for the building during the lease term. In connection with the execution of the revised lease, the lender reduced the balance of the mortgage based on the decline in the fair market value of the building. In exchange for a net reduction in the outstanding loan balance of approximately $1 million, the Company transferred the $250,000 certificate of deposit to the limited partnership as a capital contribution, and the limited partnership transferred the certificate of deposit to the lender. In exchange for the $250,000 payment from the Company, the limited partnership executed a second deed of trust payable to the Company in the amount of $250,000. Under the revised lease, Quadrax has the right to purchase the building at any time during the lease term for a price of approximately $1,000,000 (approximately 50% of the construction cost of the building), a portion of which may be paid through cancellation of the second deed of trust.

	The Company's second manufacturing facility is for composite graphite thermoplastic golf shaft production and is located in Vista, California in a leased one story concrete tilt-up building of approximately 10,000 square feet. The rent on this building approximates $65,000 annually under a lease that extends to April 2001.

	Lion Golf has its manufacturing and distribution operations in a 15,000 square feet leased one story concrete tilt-up building in Bend, Oregon. The rent on this building approximates $66,000 annually and the lease, excluding options, extends to July 1997.

	The Company believes that its existing leased facilities are adequate to meet its currently anticipated requirements and that suitable additional or substitute facilities will be available if required.






ITEM 3.		LEGAL PROCEEDINGS.


	In January, 1997, the Company was named as a defendant in a lawsuit by Advanced Pultrusion Technologies Ltd. and its subsidiary, Power Stick Manufacturing, whereby the plaintiff demanded that the Company turn over to plaintiff a pultrusion machine purchased by the Company from Vega, U.S.A., in fiscal 1996 and to cease manufacturing hockey stick shafts on such machine as to which Power Stick Manufacturing claims patent rights as well as unspecified damages. The United States Federal District Court of Rhode Island granted preliminary injunctive relief to the plaintiff in February 1997. The court also held that prior to the physical removal of the pultrusion machine by plaintiff from the Company's Rhode Island facility, plaintiff must post a $200,000 bond and keep the machine under its control at all times until the machine's ownership is determined at trial. At this time, plaintiff has not posted the $200,000 bond required to remove the machine. The Company does not know if plaintiff can or will post the bond in the foreseeable future. The Company is of the opinion that this lawsuit is without merit and intends to defend itself vigorously.

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


	The Common Stock and the Company's Non-Callable Class C Common Stock Purchase Warrants ("Class C Warrants") trade on the Nasdaq Small Cap Market under the symbols "QDRX" and "QDRXZ," respectively. The table below sets forth the range of high and low bid prices for the Common Stock and the Class C Warrants on the Nasdaq Small Cap Market for each quarter within the last two fiscal years:


                                      	Common Stock           Class C Warrants
                                   	High Bid   	Low Bid     	High Bid	  Low Bid

Fiscal 1996:
   Quarter Ended March 31, 1996	   	$1.3438    	$0.6563	      $1.6250	   $1.1875
   Quarter Ended June 30, 1996	     	2.0625	     0.9688       	3.2500    	1.2500
   Quarter Ended September 30, 1996		1.8750	     0.6875	       2.2500	    1.0000
   Quarter Ended December 31, 1996	 	1.2500	     0.6875	       2.3750	    1.2500

Fiscal 1995:
   Quarter Ended March 31, 1995	    	3.5625	     2.4375       	2.6250	    1.7500
   Quarter Ended June 30, 1995	     	2.8125	     1.8125	       2.0000	    1.3750
   Quarter Ended September 30, 1995		2.3125	     1.3750	       2.5000	    1.0000
   Quarter Ended December 31, 1995		 1.8750	     0.6875	       2.5000	    1.5625



	The preceding price quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	As of March 27, 1997, there were 34,387,014 shares of Common Stock issued and outstanding and held of record by approximately 1,600 stockholders.

	The Company did not declare any dividends on Common Stock during fiscal 1995, fiscal 1996 or the first quarter of fiscal 1997, and does not expect to declare dividends in the foreseeable future. Any cash generated by the Company will be retained to fund the Company's on-going cash requirements.




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

	Competition. As the Company enters the sporting goods and recreational equipment market, it faces competition from other materials used in the manufacture of such goods and equipment, and from other suppliers of thermoplastic composites. Quadrax's success in entering this market will largely depend upon its ability to displace other materials currently in use. If the Company is unsuccessful in creating a niche within the sporting goods and recreational equipment market by convincing the market of the strategic benefits of thermoplastic composites, the Company would be adversely affected. Many of the companies whose product offerings compete with Quadrax's product offerings have significantly greater financial, manufacturing, and marketing resources than Quadrax. The Company also faces competition from suppliers of similar products who do not use thermoplastic material.

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

	Outside Financing. The Company believes that it will need significant outside financing over the next five years. There can be no assurance that it will be able to obtain such financing, although it does not presently anticipate requiring additional financing during the balance of fiscal
1997.

	The following financial table sets forth selected financial data at December 31, 1996 and at December 31, 1995 and for the fiscal years then ended.





                                  	(Dollars in thousands, except per share data)
	                                                    Year Ended
Statement of operations data:	           	December 31, 1996  December 31, 1995

Total revenue	                                	    $  3,568    $  4,635
                                                      -----       -----
Cost of goods sold                          		        3,674       3,413
Research and development expense	                      	503      	1,546
Selling, general and administrative expense         		4,971	      5,050
Depreciation and amortization	                         	774	        944
Interest expense	                                    	1,881	      1,190
Restructuring costs	                                 	1,325	      2,600
                                                     ------      ------
Total Expenses		                                     13,128     	14,743
                                                     ------      ------
Net loss from continuing operations               	 ($9,560)	  ($10,108)
                                                     ======      ======
Net loss per common share from continuing operations	($0.40)  		($0.71)

Weighted average common shares outstanding	         	23,922      14,265


                                              		         December 31,
Balance sheet data:		                                 1996         1995

Working capital	                               	$       686  $      1,994
Total assets	                                        	7,300        	8,800
Long term liabilities	                               	1,761        	2,606
Total stockholders' equity	                          	2,691        	2,708



Fiscal 1996 Compared to Fiscal 1995

	The Company's net loss from continuing operations in fiscal 1996 of $9,560,000 decreased by $548,000 as compared to the fiscal 1995 loss of $10,108,000. This decrease primarily resulted from a decline in restructuring cost of $1,275,000 in 1996, which was offset by an increase in interest expense of $691,000.

	Total revenue recognized during fiscal 1996 was $3,568,000 compared to $4,635,000 in fiscal 1995. This decrease of $1,067,000 or 23 percent from fiscal 1995 results primarily from the Company successfully completing its defense related work in fiscal 1995. Defense related shipments totaled $3,103,000 in fiscal 1995 and were negligible in fiscal 1996. A second factor in the sales decline in 1996 was the decrease in Wimbledon brand name product sales of approximately $600,000. Offsetting the decline in defense and Wimbledon sales in 1996, were the sales associated with Lion Golf, of $2,601,000. In the event of a sale of Lion Golf by the Company in fiscal 1997, a material portion of these revenues would not be repeated.

	Cost of goods sold for fiscal 1996, $3,674,000, reflect costs associated with the consumer products that the Company shipped in the 1996 period. This was an increase of $261,000 compared to fiscal 1995. The increase was caused by the lower gross profit margin associated with the consumer related products sold in 1996 compared to the higher gross profit margin of the defense related products sold in fiscal 1995. A second reason for the increase in cost of goods sold is that costs previously classified as research and development costs were classified as costs of goods sold in fiscal 1996.

	Research and development costs decreased by $1,043,000, from $1,546,000 in fiscal 1995 to approximately $503,000 in fiscal 1996. The decrease was caused by the Company's reclassification of 1995 research and development costs as cost of goods sold, along with the Company's reduction of research and development expenditures in fiscal 1996.

	During fiscal 1996, the Company's selling, general and administrative costs were $4,971,000, a decrease of approximately $79,000 from $5,050,000 in fiscal 1995, an insignificant fluctuation.

	Depreciation and amortization expense decreased $170,000 from $944,000 in fiscal 1995 to $774,000 in fiscal 1996. The principal reason for this fluctuation is the amortization of the CMI braiding machine which was written-off and disposed of late in fiscal 1995.

	Interest expense increased $691,000 in fiscal 1996 to $1,881,000. The primary reason for this increase was that in 1995, the Company incurred approximately $1,110,000 of imputed interest relating to the conversion discount convertible debenture investors received from the Company in private placement transactions. In 1996, this imputed interest expense was $1,636,000. A second factor contributing to the 1996 interest increase was the monies paid on the Lion Golf credit line, $108,000.

	Expenses related to restructuring costs decreased $1,275,000, to $1,325,000 in fiscal 1996. In fiscal 1996, the Company's restructuring costs consisted of: one, the write-off of the unamortized portion of the Wimbledon racquet license, $360,000; two, the write-off of the balance of the McManis Sports molds and equipment, $252,000; and three, legal and professional costs, $693,000, incurred resolving issues that arose prior to fiscal 1996. In fiscal 1995, the restructuring costs of $2,600,000 related to the termination of relationships with former Company employees and consultants, $1,915,000 and the write-off of goodwill associated with the McManis Sports acquisition, $685,000.

Financial Position, Liquidity and Capital Resources

	At December 31, 1996, the Company had total assets of $7.3 million and stockholders' equity of $2.7 million. Current assets were approximately $3.5 million and current liabilities were approximately $2.8 million, resulting in working capital of approximately $0.7 million which is a decrease of approximately $1.3 million from December 31, 1995, when working capital was approximately $2.0 million. This decrease in working capital resulted from the Company's continued losses from operations in fiscal 1996.

	Cash and cash equivalents decreased by approximately $1,414,000 from $2,613,555 at December 31, 1995 to $1,200,063 at December 31, 1996. This
decrease is due to the Company's use of approximately $5,996,000 to fund its operations and approximately $1,602,000 to prepare and equip its golf shaft manufacturing facility in Vista, California and to purchase hockey stick manufacturing equipment from Vega, U.S.A. These $7,598,000 in expenditures were partially offset by the Company's raising of additional capital of approximately $6,675,000 in the 1996 period.

	Accounts receivable decreased by approximately $382,000 primarily because the Company collected its trade receivables from its defense customers that were outstanding at December 31, 1995, and the Company's revenues declined in 1996.

	During fiscal 1996, inventory decreased $201,000 from $1,467,000 at December 31, 1995. This decrease is a result of a reserve taken by Lion Golf for inventory obsolescence as of December 31, 1996.

	Accounts payable and accrued expenses decreased approximately $80,000 from $2,072,000 at December 31, 1995. This decrease was caused by payments made to trade vendors and to former employees in 1996. The employee payments were charged against the reserve for restructuring costs accrued as of December 31, 1995.

	Notes payable to related parties decreased $300,000 to zero at December 31,
1996.  The reason for this decrease is that the Company paid Richard Fisher, its former chairman and chief executive officer, in full in February 1996 pursuant to the December 1995 settlement agreement.

	Long term debt current portion decreased approximately $257,000 to $856,904 at December 31, 1996.  The primary reason for this decrease is the Company paid down the Lion Golf credit line with the Bank of the Cascades.  This line of credit matures on March 31, 1997.

	In fiscal 1996, capital expenditures were approximately $3,200,000. The Company anticipates capital expenditures in 1997 of approximately $1,000,000 for the purchase of an additional thermoplastic tape manufacturing line. This acquisition will be paid for through equipment leasing programs and from funds raised through the private placement of the Company's securities.

	The Company generated revenues of approximately $3,600,000 in fiscal 1996, and as a result, operations were not a source of funds or liquidity for the Company. The Company continues to rely on financing activities for the cash required to fund its operations. Net funds provided by financing activities in fiscal 1996, after giving effect to the repayment of debt, totaled $6,188,000, as compared with $9,249,000 in fiscal 1996.

	The Company believes that proceeds of approximately $2,900,000 from the sales of debentures in early 1997, together with funds provided by operations and cash on hand will be sufficient to meet the Company's cash requirements for fiscal 1997.

	The Company received a going concern qualification from its outside independent auditors on its fiscal 1996 audited financial statements. While the Company believes it has made and will continue to make substantial progress towards achieving profitability, the results to date have not yet been sufficient to negate the auditors' qualifications. During this transition, the management of the Company is continuing to reorient the Company's focus from defense-related products to material and products for consumer markets. The Company's management believes that the Company will be able to continue to raise money from outside sources in sufficient amounts to support its operations until the time when the Company is able to generate sufficient revenues to be self-sustaining.

	The Company believes that it can achieve viability and profitability by continuing to expand sales of golf and other sporting goods products, as well as other products that use its thermoplastic materials. The construction of the Vista, California manufacturing facility in 1996 for thermoplastic graphite golf shafts, represents a significant element of this strategy.
Sales of composite based lacrosse and hockey sticks, and continuing efforts to develop and market other consumer products, will also contribute to its efforts.

	There is no assurance that the Company's efforts to achieve viability and profitability or to raise money will be successful or that the forecasts will be achieved. It is difficult for the Company to predict with accuracy the point at which the Company will be viable and profitable or whether it can achieve viability or profitability at all, due to the difficulty of predicting accurately the amount of revenues that the Company will generate, the amount of expenses that will be required to fund its operations, and the Company's ability to raise additional capital.


ITEM 7.	FINANCIAL STATEMENTS.

	The Consolidated Financial Statements of the Company as of December 31, 1996 and December 31, 1995 and for the fiscal years ended December 31, 1996 and December 31, 1995 are set forth following page F-1 hereof.


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
		AND FINANCIAL DISCLOSURE.

		None




                                Part III


ITEM 9.		DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
		COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

	Information with respect to this item may be found in the sections captioned "Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on May 19, 1997. Such information is incorporated herein by reference.


ITEM 10.	EXECUTIVE COMPENSATION.

	Information with respect to this item may be found in the section captioned "Remuneration of Executive Officers and Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 1997. Such information is incorporated herein by reference.


ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

	Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 1997. Such information is incorporated herein by reference.


ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	Information with respect to this item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 1997. Such information is incorporated herein by reference.




                                  Part IV


ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


	(a)	Financial Statements.  Reference is made to page F-1 for all financial statements filed as part of this report.


	(b)	Reports on Form 8-K.  The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission since November 16, 1996, the date of the Company's Form 10-Q for its third quarter:

  On November 18, 1996, the Company issued a press release announcing that it had relinquished the license to utilize the Wimbledon trademark in the United States for tennis rackets.


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


QUADRAX CORPORATION


By: 	/s/ James J. Palermo			                   				Date:  March 28, 1997
	James J. Palermo, Chairman and
	Chief Executive Officer

By: 	/s/ Edward A. Stoltenberg			              				Date: March 28, 1997
	Edward A. Stoltenberg,
	Senior Vice-President and Chief Financial Officer


	Pursuant with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


	/s/ James J. Palermo					                        		Date: March 28, 1997
	James J. Palermo
	Chairman of the Board of Directors and
	Chief Executive Officer
	(Principal Executive Officer)

	/s/ Edward A. Stoltenberg					                   		Date: March 28, 1997
	Edward A. Stoltenberg
	Senior Vice-President and Chief Financial Officer
	(Principal Financial and Accounting Officer)


	/s/ William G. Conway		                       					Date: March 28, 1997
	William G. Conway
	Director

	/s/ John W. Jepson		                          					Date: March 28, 1997
	John W. Jepson
	Director

	/s/ Sven Kraumanis					                          		Date: March 28, 1997
	Sven Kraumanis
	Director

	/s/ Alan Milton			                            					Date: March 28, 1997
	Alan Milton
	Director

	/s/ Eugene L. Scott	                         						Date: March 28, 1997
	Eugene L. Scott
	Director



                                   	EXHIBITS


  Exhibit No.						      Description	Page

	3.1(a)	Certificate of Incorporation of the Company, as amended.

	3.1(b)	Certificate of Designation of Class A Preferred Stock - Series B

	3.2		By-laws of the Company, as amended.4

	4.1		Excerpt from Certificate of Incorporation of the Company,
			as amended, as to rights of holders of Common Stock.15

	4.2		Specimen Certificate for Common Stock.15

	4.3		Specimen Certificate for Class C Warrants.6

	4.4		Form of Warrant Agreement with American Stock Transfer &
			Trust Company, as Warrant Agent for Class C Warrants.5

	4.5(a)	Certificate of $2,150,000 Convertible Debenture bearing interest at
			the rate of 8% per annum due October 8, 1998.

	4.5(b)	Certificate for $3,600,000 Convertible Debenture bearing interest at
			the rate of 8% per annum due February 10, 1999.

	10.1		Form of Proprietary Information and Invention Agreement
			executed by certain employees of the Company.1

	10.2		1989 Non-Qualified Stock Option Plan.7

	10.3		1993 Stock Plan.10

	10.4		1994 Stock Option Plan.15

	10.5		Business Loan Agreement between Bank of the Cascades and Lion
			Golf of Oregon, Inc., dated December 16, 1994.

	10.6(a)	Agreement and Certificate of Limited Partnership of A.S.C.
			Development, Inc./Quadrax Corporation Limited Partnership as General Partner with the Company as Limited Partner dated June 28, 1988.3

	10.6(b)	Building Sub-Lease dated October 5, 1993 between the Company
			and A.S.C. Development, Inc./Quadrax Corporation, L.P. (a Rhode Island limited partnership).11

	10.6(c)	Second Amendment to Limited Partnership Agreement
			and Certificate of A.S.C. Development, Inc./Quadrax Corporation
			Limited Partnership as General Partner with Quadrax Corporation
			as Limited Partner dated October 7, 1993.11





Exhibit No.						      Description	Page
	10.7		Amendment to Partnership Agreement dated September 21, 1988
			between the Company and A.S.C. Development, Inc.3

	10.8		Equipment Sales Agreement between the Company
			and Phillips Petroleum Company dated September 9, 1992.8

	10.9		License Agreement between the Company and
			Phillips Petroleum Company dated September 8, 1992.8

	10.10	Stock Purchase Warrant issued by the Company to
			Emanuel and Company dated November 27, 1991
			(similar warrant for 250,000 shares, dated March 3, 1992, also issued to Emanuel and Company).6

	10.11	Form of Class D Warrant issued in connection with the
			1992 Private Placement of 10% Unsecured Promissory Notes.8

	10.12	Form  of Class F Warrant issued in connection with the
			1993 Private Placement of stock and warrants.8

	10.13	Stock Purchase Warrant issued by the Company to George Beyts
			and Stock Purchase Warrant issued by the Company to Mohammed Manzur, each dated December 1, 1994.15

	10.14	Unit Purchase Option dated September 1, 1992, between the
			Company and D.H. Blair Investment Banking Corporation.9

	10.15	Commercial Lease between the Dunes Motel and Gift Shop of Bend,
			Ltd., as Landlord, and the Lion Golf of Oregon, Inc., as Tenant,
			dated July 7, 1994.

	10.16	Commercial Lease between Coral Tree Commerce Center Associates,
			as Landlord, and the Company, as Tenant, dated April 10, 1996.

	10.17	Stock Purchase Agreement between the Company and
			Conagher & Co. Inc., dated July 8, 1994, and as amended
			November 15, 1994.13

	10.18	Stock Purchase Agreement between the Company
			and Conagher & Co. Inc., dated August 26, 1994.13

	10.19	Amendment to Stock Purchase Agreement between the
			Company and Conagher & Co. Inc., dated September 16, 1994.13

	10.20	Key Employee Agreement dated January 1, 1996 between
			the Company and James J. Palermo. 18

	10.21	Agreement for the Creation of a Voting Trust in Settlement
			of Claims and Liabilities dated February 13, 1995 by and among
			Allied-Asian Consolidated Limited, the Company,
			Conagher & Co., Inc., Pattinson Hayton, III,
			Richard A. Fisher and James J. Palermo.15


Exhibit No.				  Description						Page

	10.22	Declaration of Trust "The Quadrax Preferred Stock Voting
			Trust" dated February 13, 1995 by and among Allied-Asian
			Consolidated Limited and James J. Palermo, for the benefit of
			the Holders of the Common Stock of the Company.15

	10.23	Letter Agreement dated March 17, 1995 among the Company,
			Allied-Asian Consolidated Limited, Conagher & Co., Inc.,
			Pattinson Hayton, III, Richard A. Fisher and James J. Palermo.15

	10.24	Second Amendment to Agreement for the Creation of a Voting
			Trust in settlement of claims and liabilities.16

	10.25	Stock Purchase Agreement dated November 15, 1995 between the
		Selling Stockholders of Lion Golf of Oregon, Inc.  named therein and
		the Company. 17

	10.26	Unsecured Promissory Note dated December 29, 1995 between
		the Company and Robert K. Cole. 17

	10.27	Debt Repayment Note dated December 29, 1995 between Lion Golf of
		Oregon, Inc. and Robert K. Cole. 17

	10.28	Employment Agreement dated December 29, 1995 between Lion Golf
		of Oregon, Inc. and Robert K. Cole. 17

	10.29	Employment Agreement dated December 29, 1995 between Lion Golf
			of Oregon, Inc. and James Cole. 17

	10.30	Key Employee Agreement dated January 1, 1996 between the Company
			and John McQuade. 18

	10.31	Key Employee Agreement dated January 1, 1996 between the
			Company and Edward A. Stoltenberg. 18

	10.32	Key Employee Agreement dated May 1, 1995 between the Company
			and Gerald McDonald. 17

 27    Financial Data Schedule for EDGAR filing

	21.1		List of Subsidiary Corporations.

	28.1		Licensing Opportunity Summary - Quadrax Biaxial Thermoplastic
			Prepreg for Structural Applications, prepared by Arthur D. Little, Inc.5


1	Incorporated by reference from the Company's Registration Statement on
Form S-1, File No. 33-14275, filed May 19, 1987.

2	Incorporated by reference from Amendment No. 1 to the Company's
Registration Statement on Form S-1, File No. 33-14275, filed July 1,
1987.

3	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 1, 1989.

4	Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1989.

5	Incorporated by reference from the Company's Registration Statement on
Form S-2, File No. 33-40089, filed April 19, 1991.

6	Incorporated by reference from Amendment No. 2 to the Company's
Registration Statement on Form S-3, File No. 33-48998, filed June 24,
1991.

7	Incorporated by reference from Amendment No. 1 to the Company's
Registration Statement on Form S-3, File No. 33-48998, filed August
31, 1992.

8	Incorporated by reference from Amendment No. 3 to the Company's
Registration Statement on Form S-3, File No. 33-48998, filed September
23, 1992.

9	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 3, 1993.

10	Incorporated by reference from the Company's Registration Statement on
Form S-3, File No. 33-66348 filed October 8, 1993.

11	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 2, 1994.

12	Incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended July 3, 1994.

13	Incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

14	Incorporated by reference from the Company's Form 8-K dated as of
November 14, 1994.

15	Incorporated by reference from the Company's Amendment No. 1 to Form
10-K/A for the fiscal year ended December 31, 1994, filed April 25, 1995.

16	Incorporated by reference from the Company's Amendment No. 2 to Form
10-K/A for the fiscal year ended December 31, 1994, filed June 9, 1995

17	Incorporated by reference from the Company's Form 8-K, dated 	December
29, 1995, filed January 15, 1996.

18	Incorporated by reference from the Company's Amendment No. 3 to Form
10-K/A for the fiscal year ended December 31, 1995, filed February 18, 1997.

                     REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Quadrax Corporation:

We have audited the accompanying consolidated balance sheets of Quadrax Corporation and subsidiaries at December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quadrax Corporation and subsidiaries at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

	As discussed in Note 13 to the financial statements, the Company recorded the discount to market value on conversion of convertible debentures as a cost of capital, resulting in an understatement of interest expense. Interest expense for the year ended December 31, 1995 has been restated by $1,109,589.

                                             /s/ Livingston & Haynes, P.C.
                                             LIVINGSTON & HAYNES, P.C.


Wellesley, Massachusetts
March 14, 1997

                             Quadrax Corporation

                         Consolidated Balance Sheets


                                  ASSETS


                                                    	December 31,	 December 31,
	                                                       1996		        1995

Current assets:
  Cash and cash equivalents, including $481,146 of
   	restricted cash in 1995	                         $1,200,063	    $2,613,555
  Accounts receivable                                  	883,005     	1,265,301
  Inventories (Note 3)                               	1,266,074	     1,466,813
  Other current assets                                 	184,848       	134,197
                                                      ---------       --------
                             	TOTAL CURRENT ASSETS   	3,533,990	     5,479,866

Property and equipment, at cost:
  Machinery and equipment	                           	4,618,313	     3,319,881
  Office equipment	                                    	910,895       	851,160
  Leasehold improvements                            		1,089,119     	1,071,532
                                                      ---------      ---------
	                                                    	6,618,327	     5,242,573
  Less accumulated depreciation and amortization	   	(3,467,661)	   (3,000,093)
                                                      ---------      ---------
                       	NET PROPERTY AND EQUIPMENT	   3,150,666     	2,242,480

  Goodwill, net of amortization of $7,903
   in 1996 (Note 11)                                   	110,651       	118,553

  Other assets	                                        	268,179	       267,855

  License agreement, net of amortization of $120,000
   in 1995	                                              	-0-         	480,000

  Deferred assets, less amortization of
    $70,600 and $61,912	                               	236,238	       211,498

                                                     ----------     ----------
                                       TOTAL ASSETS		$7,299,724	   	$8,800,252







          See accompanying notes to the consolidated financial statements

                                Quadrax Corporation

                       LIABILITIES AND STOCKHOLDERS' EQUITY



                                                   	December 31,	 December 31,
	                                                       1996		      1995

Current liabilities:
  Accounts payable                                	$     685,212	$     870,988
  Accrued expenses (Note 2)                           	1,306,053    	1,200,779
  Note payable to related party (Note 9)                  	-0-	        300,000
  Current portion of long-term debt (Note 6)	           	856,904    	1,114,301
                                                       ---------     ---------
                        	TOTAL CURRENT LIABILITIES    	2,848,169    	3,486,068

Long-term debt, less current portion (Note 6)	           360,739	      356,034
Convertible debentures payable (Note 6)               	1,400,000	    2,250,000
                                                       ---------     ---------
                                	TOTAL LIABILITIES    	4,608,908	    6,092,102

Stockholders' equity (Note 4):
  Original convertible preferred stock	                     -0-             	6
  Common stock                                              	298	          160
  Additional paid-in capital                         	68,701,531	   58,288,953
  Retained earnings, deficit                        	(63,757,759)	 (54,198,191)
                                                      ----------    ----------
                                                      	4,944,070	    4,090,928
Less:
  Treasury stock, at cost; 656 shares of
    Original convertible	preferred stock and
    137,728 shares of common stock                   	(1,125,969)  	(1,043,009)
  Unearned compensation and deferred expenses          	(504,193)    	(339,769)
  Notes receivable for options (Note 12)               	(623,092)	       -0-
                                                       ---------      --------
	                         TOTAL STOCKHOLDERS' EQUITY  	2,690,816	    2,708,150
                                                       ---------     ---------
         	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 7,299,724  	$ 8,800,252
                                                       =========     =========



        See accompanying notes to the consolidated financial statements.

                             Quadrax Corporation

                     Consolidated Statements of Operations


                                              	        Year Ended December 31,
	                                                         1996		       1995

Revenue:
	Sales	                                               $3,207,282	   $4,601,113
	Interest income                                         	69,637	       33,726
	Other income	                                          	290,648	       	-0-
                                                       ---------      ---------
		TOTAL REVENUE	                                      	3,567,567	   	4,634,839

Expenses:

	Cost of goods sold	                                   3,674,034    	3,413,130
	Research and development                               	503,388    	1,546,317
	Selling, general and administrative                  	4,970,578	    5,049,988
	Depreciation and amortization	                          773,361	      943,074
	Interest expense (Note 12)                           	1,880,774    	1,190,043
	Restructuring costs (Note 10)                       		1,325,000	   	2,600,000
                                                       ---------    ----------
                                   		TOTAL EXPENSES	 	13,127,135		  14,742,552


                                         		NET LOSS	($ 9,559,568) ($10,107,713)

                        		NET LOSS PER COMMON SHARE 		  ($0.40)     		($0.71)

		       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  		23,922,373	 	14,265,310






            See accompanying notes to the consolidated financial statements.

                                                                 Quadrax Corporation

                                                         Consolidated Statement of Cash Flows



                                           Preferred Shares Outstanding         Common Shares       Preferred Stock
                                                               Class A                                            Class A   Common
                                        Original Series A   Convertible   Issued   Outstanding Original Series A Convertible Stock
Balances, December 31, 1994                 516          0           0  9,960,296   9,928,261        $7         $0     $0      $92
Issuance of Common Stock to Conagher
  & Co.                                                                 1,150,000   1,150,000                                   10
Issuance of Common Stock for
  services to be performed                                                200,000     200,000                                    2
Common stock issued for
  services performed                                                      331,000     331,000                                    3
Issuance of common stock for
  financing services                                                      234,444     234,444                                    2
Issuance of stock in private
 placements:
  Class A Convertible Preferred                                150,000                                                          13
  Common Stock                                                          2,967,885   2,967,885                                   27
Exercise of common stock options                                          293,826     293,826                                    2
Conversion of convertible instrument
  Original preferred                       (198)                           75,265      75,265        (1)
  Class A convertible preferred                               (150,000) 1,489,946   1,489,946

 Convertible  debentures                                                1,052,185   1,052,185                                    9
Amortization of unearned
  compensation and deferred expenses
Purchase of Treasury Stock (Note 9)
Termination of relationship with
  Company's founder (Note 9)
Issuance of stock for
  acquisition of Lion Golf                                                 50,000      50,000
Expenses incurred in raising of
 capital

Net loss for the year                     _____    ______    ________ __________  __________ _______     ______   ______    _____
Balances, December 31, 1995                 318          0           0 17,804,847  17,772,812      $6         $0       $0     $160
Issuance of Common Stock for
  services to be performed                                                300,000     300,000                                    3
Common stock issued for
  services performed                                                      287,026     287,026                                    2
Issuance of stock in private  placement
 Class A, Series B Convertible Preferred                         3,500                                                          30
Exercise of common stock options                                        1,207,767   1,207,767                                   11
Conversion of convertible instruments
  Original preferred                        (318)
  Class A, Series B convertible preferred                       (3,500) 4,436,926   4,436,926      (6)
  Convertible  debentures                                               7,877,548   7,877,548                                   84
Amortization of unearned
  compensation and deferred expenses
Purchase of Treasury Stock (Note 9)
Issuance of stock to original preferred
  shareholders                                                            276,000     276,000                                    3
Issuance of stock to complete McManis
  Sports acquisition                                                      522,738     522,738                                    5
Expenses incurred in raising of capital
Net loss for the year
                                         _______     _____      ______ __________  __________   _______     ______  _______  _____
Balances, December 31, 1996                    0         0           0 32,712,852  32,680,817         0          0        0   $298
                                         =========================================================================================


                                                                                                              Note
                                                            Retained                                       Receivable
                                          Additional Paid   Earnings     Treasury    Deferred    Unearned  From Related
                                            In Capital     (Deficit)      Stock      Expense   Compensation   Parties     Total
Balances, December 31, 1994                $48,356,319  ($44,090,478)  ($243,009)  ($123,932)         $0   ($338,000) $3,560,999

Issuance of Common Stock to Conagher
  & Co.                                      1,056,563                                                                 1,056,573
Issuance of Common Stock for
  services to be performed                     462,498                                          (462,500)                      0
Common stock issued for
  services performed                           578,357                                                                   578,360
Issuance of common stock for
  financing services                           246,448                                                                   246,450
Issuance of stock in private  placements
  Class A Convertible Preferred              1,339,187                                                                 1,339,200
  Common Stock                               4,620,059                                                                 4,620,086
Exercise of common stock options               420,566                   (50,000)                           (337,000)     33,568
Conversion of convertible instruments
  Original preferred                                 1                                                                         0
  Class A convertible preferred                                                                                               0
  Convertible  debentures                    1,859,580                                                                 1,859,589
Amortization of unearned
  compensation and deferred expenses                                                 123,932     122,731                 246,663
Purchase of Treasury Stock (Note 9)                                     (750,000)                                       (750,000)
Termination of relationship with
  Company's founder (Note 9)                                                                                 675,000     675,000
Issuance of stock for
  acquisition of Lion Golf                      42,200                                                                    42,200
Expenses incurred in raising of capital       (692,825)                                                                 (692,825)
                                                         (10,107,713)                                                (10,107,713)
Net loss for the year                        ________      ________    ________   _________   _________    ________    ________
Balances, December 31, 1995                $58,288,953  ($54,198,191)($1,043,009)         $0   ($339,769)         $0  $2,708,150
Issuance of Common Stock for
  services to be performed                     299,997                              (300,000)                                  0
Common stock issued for
  services performed                           255,618                                                                   255,620
Issuance of stock in private  placements
  Class A, Series B Convertible Preferred    3,499,970                                                                 3,500,000
Exercise of common stock options               828,270                   (34,000)                           (623,092)    171,189
Conversion of convertible instruments
  Original preferred                                 1                                                                         1
  Class A, Series B convertible preferred                                                                                     (6)
  Convertible  debentures                    6,302,285                                                                 6,302,369
Amortization of unearned
  compensation and deferred expenses                                                  30,000     105,576                 135,576
Purchase of Treasury Stock (Note 9)                                                                                            0
Issuance of stock to original preferred
  shareholders                                                                                                                 3
Issuance of stock to complete McManis
  Sports acquisition                                                     (48,960)                                        (48,955)
Expenses incurred in raising of capital       (773,563)                                                                 (773,563)
Net loss for the year                                     (9,559,568)                                                 (9,559,568)
                                            __________    __________   _________     _______     _______     _______   _________
Balances, December 31, 1996                $68,701,531  ($63,757,759)($1,125,969)  ($270,000)  ($234,193)  ($623,092) $2,690,816
                                            ====================================================================================


                    See accompanying notes to the financial statements

                                      Quadrax Corporation

                              Consolidated Statements of Cash Flows




                                                   		       Year Ended
                                                  	December 31,	   December 31,
  	                                                    1996          	 1995

Operating Activities

Net loss	                                          ($  9,559,568)	($10,107,713)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization of fixed assets      	633,068      	531,057
     Amortization of intangibles	                        136,591	      144,142
     Amortization of deferred expense                   	135,576       	40,767
     Common stock issued for expenses	                   180,620    	1,137,723
     Common stock issued for interest (Note 12)	       1,635,714    	1,109,589
Write down of restructured assets	                       611,541      	813,783
Termination of former chief executive officer
    (Note 9)                                              	-0-	        213,296
Cash acquired in corporate acquisitions	                   -0-        	151,518
Other assets reclassified as cash                         	-0-	        100,000
  Increase (decrease) in cash resulting
    from changes in:
    Accounts receivable                                 	382,296	     (578,713)
    Inventories	                                         200,739      	421,479
    Other current assets                                	(50,651)	     (27,131)
    Accounts payable	                                   (185,776)    	(398,249)
    Accrued expenses	                                    105,274	     (373,070)
                                                       ---------    ---------
Net cash used in operating activities               	($5,774,576) 	($6,821,522)










        See accompanying notes to the consolidated financial statements.

                              Quadrax Corporation

                                                        Year Ended
                                              	December 31,	   December 31,
	                                                  1996            1995

Investing Activities
Capital expenditures                           	(1,792,793)      	(160,957)
Other intangible assets                           	(33,752)       	(35,786)
                                                 ---------        --------
Net cash used in investing activities          	(1,826,545)      	(196,743)

Financing Activities
Net proceeds from sale of stock
  and warrants                                  	3,187,432      	6,413,034
    Issuance of debt instruments                   	95,579          	-0-
Issuance of convertible debentures, net of costs	3,477,889      	2,910,000
Payment of note to related party                 	(300,000)         	-0-
Repayment of debt	                                (273,271)	       (73,935)
                                                 ---------       ---------
Net cash provided by financing activities       	6,187,629	      9,249,099

Net increase (decrease) in cash and cash
  equivalents                                  	(1,413,492)     	2,230,834
Cash and cash equivalents at beginning of
  period	                                        2,613,555        	382,721
                                                 ---------       ---------
Cash and cash equivalents at end of period     	$1,200,063	     $2,613,555
                                                 =========       =========









        See accompanying notes to the consolidated financial statements.

                               Quadrax Corporation

Supplemental Schedule of Significant Noncash Transactions:

	1996:

The Company issued 7,877,548 shares of its common stock in exchange for the conversion of $4,666,666 of its convertible debentures.

The Company issued 287,026 shares of its common stock for payment in full for $160,854 of accrued liabilities and expenses.

The Company acquired 114,084 shares of common stock for the Treasury via the exercise of stock options.

The Company issued 300,000 shares of its common stock for consulting services.

The Company issued 4,436,926 shares of its common stock in exchange for the conversion of $3,500,000 of its Series B
Convertible Preferred Stock.

The Company issued 522,738 shares of its common stock to the former shareholders of McManis Sports Associates, Inc. in settlement of a claim relating to the sale to the Company of all of the issued and outstanding shares of Common Stock of McManis
Sports Associates, Inc. in 1994.

The Company canceled $68,000 of its subordinated debt due the former principal shareholder of Lion Golf in consideration for his exercise of stock options.

1995:

The Company acquired Lion Golf of Oregon, Inc. for 50,000 shares of common stock valued at $42,200, a contingent note based on future earnings and a guarantee of Lion Golf's existing bank line of credit of $1,000,000.

The Company acquired 15,384 shares of common stock for the Treasury via the exercise of stock options by a former employee.

The Company assumed $750,000 of debt due its former chairman from Conagher & Co., Inc. for Conagher's purchase of the original preferred stock.

The Company issued 1,489,946 shares of its common stock in exchange for the conversion n of $1,500,000 of its Series A
Convertible Preferred Stock.

The Company issued 1,052,185 shares of its common stock in exchange for the conversion of $750,000 of its convertible debentures.




       See accompanying notes to the consolidated financial statements.

                             Quadrax Corporation
                    Notes to Consolidated Financial Statements
                              December 31, 1996


1. Summary of Significant Accounting Policies

 	Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Quadrax Corporation (the Company) and its wholly-owned subsidiaries. The Consolidated Balance Sheets include Lion Golf of Oregon, Inc. All intercompany transactions have been eliminated. The consolidated financial statements have been prepared on a going-concern basis. The Company from its inception, through December 31, 1996, has expended cash in excess of cash generated from operations. Additionally, the Company has not achieved sufficient revenues to support future operations. Management believes that to continue as a going concern the Company will require additional financing and anticipates adequate additional financing will be available in fiscal 1997. The 1996 consolidated financial statements do not include any adjustments related to the uncertainty of future financing. As of March 1997, the Company has raised approximately $2,900,000 from the sale of its convertible debentures in exempt transactions with private parties.

  Fiscal Year

The Company converted its fiscal year, effective December 31, 1994, from a 52-53 week period ending on the Sunday closest to December 31 to a calendar year ending December 31. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

  Revenue Recognition

Revenues are recorded as services are performed. Revenues derived from services provided under fixed-price contracts are recognized on a percentage-of-completion basis. If it is determined that a contract may result in a loss, a provision for the loss is accrued at such time. For revenues derived from product sales other than fixed price contracts, sales are recognized based on shipment of products. Returned goods are recorded in inventory at cost if they are saleable, or at scrap value if the goods cannot be sold.

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

  Convertible Securities Conversion Discount

The discount to market value rights on conversion of convertible debentures to common stock is recorded as interest expense over the period from the sale of the debentures to the first conversion date, while for convertible preferred stock the conversion discount is recorded as a preferred stock dividend.

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

  Stock Options

The Company accounts for stock options granted based on APB
Opinion #25 whereby options granted are valued at market price on date of grant, less exercise price.

  Research and Development

Research and development costs are expensed as incurred. These expenses include costs related to product development, engineering and other wages, overhead and materials used. All costs associated with revenues from sale of materials for evaluation and testing and research income have been classified as research and development.


  Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which was adopted prior to fiscal 1994. The implementation of SFAS No. 109 did not have a material effect on the Company's consolidated financial position or its results of operations.

  Under Statement 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as well as net operating loss carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities. For financial statement purposes, all deferred tax assets and liabilities have been fully reserved for in that the ultimate realization of such assets and liabilities is uncertain at December 31, 1996.


  Net Loss Per Common Share

Net loss per share is based on the weighted-average number of shares outstanding during each year. The exercise of stock options and warrants would not have an effect on the net loss per share since the effect would be anti-dilutive.

2.	Accrued Expenses

  	Accrued expenses consist of the following:

			                                       December 31,	  December 31,
		                                            1996		        1995

   Payroll	                                 $158,029      	$212,935
   Professional fees                        	288,844	       251,439
   Insurance	                                 82,370        	60,580
   Interest	                                  70,731	        65,689
   Restructuring costs (Note 10)            	650,846	       590,136
   Royalties	                                 35,237         	-0-
   Other	                                     60,221	        20,000
                                           ---------      ---------
	                                         $1,346,278	    $1,200,779

3.	Inventories

  	Inventories consist of the following:
                                          December 31,      December 31,
		                                            1996         	   1995

   Raw materials	                           $316,918	        $875,783
   Finished goods	                           949,156	         591,031
                                           ---------        ---------
            	                            	$1,266,074	      $1,466,813


4. Stockholders' Equity

   The Company's capital structure is as follows:

Original Convertible Preferred Stock, $.01 par value, -0- and 1,172 shares authorized at December 31, 1996 and December 31, 1995, -0- and 318 shares issued and outstanding at December 31, 1996 and December 31, 1995, respectively. During the twelve months ended December 31, 1996 and December 31, 1995, -0- and 198 shares of the Original Convertible Preferred Stock were converted to -0- and 75,268 shares of Common Stock, respectively. Subsequent to the end of fiscal 1995, all shares of Original Convertible Preferred Stock were converted into common stock which was then redeemed by the Company for a nominal consideration.

Class A Convertible Preferred Stock, Series A, $10.00 par value, 300,000 shares authorized at December 31, 1996 and December 31, 1995, and -0- shares issued and outstanding at December 31, 1996 and December 31, 1995. Class A Convertible Preferred Stock, Series B, $0.01 par value, 7,000 shares authorized at December 31, 1996 and -0- shares issued at December 31, 1996. During the twelve month period ending December 31, 1996, 3,500 shares of Series B Convertible Preferred Stock were issued and then converted into 4,436,926 shares of common stock.

Common Stock, $.000009 par value, 90,000,000 shares authorized
December 31, 1996 and December 31, 1995, 32,712,852 and
17,804,847 shares issued at December 31, 1996 and December 31,
1995, respectively and 32,680,817 and 17,772,812 shares
outstanding at December 31, 1996 and December 31, 1995, respectively.

A summary of shares issuable upon exercise of warrants at December 31, 1996, is as follows:

                           	              Number of	 Exercise	    Expiration
Class	                                     Shares  	  Price 	        Date

Class C (traded OTC as QDRXZ*)           	1,346,376   	$3.33	      July 2001
Class D	                                    322,500	    5.50	   October 1998
D.H. Blair Unit Purchase Option	             19,398	    5.50	 September 1997
D.H. Blair "A" Warrants	                     19,398   	17.00 	September 1997
D.H. Blair "B" Warrants                     	19,398   	23.70	 September 1997
Emanuel Co. Warrants	                        23,000    	5.50     	March 1997
The Wall Street Group	                       13,913	    7.19	       May 1998
Manbey Partners	                            270,000	    3.00  	November 1999
J.W. Charles Co.	                           500,000	    0.68	   January 2000
The Levine Group	                            75,000	    0.75	   January 1999
The Joss Company	                           250,000	    0.01	   October 2003
Flurina Development, S.A.	                  500,000	    1.10	     April 1998
Flurina Development, S.A. 	                  50,000	    0.94     	April 1998
Cygni, S.A.	                                500,000    	1.25	   October 1998
                                          ---------
Total                                    	3,908,983
		                                        =========
__________

* There are a total of 311,199 warrants outstanding with each warrant entitling the holder to purchase 4.3264 shares of common stock.



5. Stock Option Plans

The Company has three stock option plans; a 1989 Plan, a 1993
Plan and a 1994 Plan. The 1989 Plan has been terminated except with respect to options to purchase 500 shares of common stock which are outstanding.

The 1993 Plan provides for the grant of options to purchase stock in the form of incentive stock options, non-qualified stock options and stock appreciation rights. As of December 31, 1996, the stockholders of the Company had authorized the issuance of 2,531,912 options pursuant to the 1993 Plan.

During 1994, the Company adopted a Stock Option Plan which permits the issuance of up to 1,000,000 shares of the Company's common stock to key executives. Under the terms of the plan, options granted are incentive stock options and non-qualified stock options and are issued at prices as determined by the Company's Board of Directors. Options granted under the Plan are exercisable as determined by the Board of Directors of the Company. As of December 31, 1996, the Board of Directors had authorized the issuance of 726,000 options pursuant to the 1994 Plan.

Stock Option activity for the two prior years is summarized as follows:

                                                		     Price Per
	                                         Options 	      Share

Outstanding at December 31, 1994         	1,272,703  	$1.00 to $ 8.40
  Granted                                  	905,267	  $0.10 to $ 2.03
  Exercised                               	(293,826) 	$1.00 to $ 1.56
  Canceled and forfeited                   	(11,749) 	$1.56 to $5.50
                                          ---------
Outstanding at December 31, 1995         	1,872,395  	$0.10 to $ 8.40
  Granted                                	1,565,500  	$0.68 to $ 1.81
  Exercised                             	(1,207,767) 	$0.10 to $ 0.84
  Canceled and forfeited                  	(174,712)	 $0.68 to $8.40
                                          ---------
Outstanding at December 31, 1996	         2,055,416  	$0.68 to $ 3.35

At December 31, 1996, options to purchase 1,726,306 shares were exercisable under all option plans. The effect on net income and earnings per share, if the options were accounted for at fair value was not material.

6.	Debt

Long-term debt consists of the following:

                            	                    December 31,   December 31,
	                                                   1996    		     1995

Note payable - bank	                            $  654,464     	$  801,000
Notes payable - to former Lion shareholders
    bearing interest at the rate of 8%            	290,563	        331,634
Equipment Notes payable, secured
    by the equipment                               	97,616         	87,701
Other non-interest bearing Note	                   175,000        	250,000
                                                 ---------       ---------
                                                	1,217,643      	1,470,335
Less current maturities                          	(856,904)    	(1,114,301)
                                                 ---------       ---------
                                               	$  360,739     	$  356,034
	                                                =========       =========


Note Payable - Bank

The Company's Lion Golf subsidiary has a $1,000,000 revolving line of credit with its bank which is secured by substantially all of the subsidiary's assets and which is guaranteed by the former principal shareholder of Lion Golf and by the Company.
The note matures March 31, 1997 and bears interest at prime plus 2% or 10.25% at December 31, 1996. Loan advances are limited to 75% of eligible accounts receivable (as defined) plus 45% of eligible inventories to a maximum of $500,000. The bank has indicated that the loan will not be renewed after March 31, 1997.

The loan agreement with the bank contains various covenants and restrictions, including limitations on capital expenditures, officer compensation and other borrowings; requirements to maintain certain levels of annual income and financial ratios not less than specified levels. At December 31, 1996, Lion Golf was in violation of covenants related to annual income and certain financial ratios as to which the bank has granted waivers to March 31, 1997.

Notes Payable - Lion Shareholders

The Company's Lion Golf subsidiary has three unsecured notes bearing interest at the rate of 8% per annum, payable to the former shareholders of this subsidiary. These notes are subordinated to the bank credit line. The first of the Notes, $258,863, has annual principal payments of $54,000 commencing March 31, 1998. These annual payments can be limited to the extent of the subsidiary's pretax profits as defined. The second note, $21,200, has monthly principal payments of $2,400 until paid-in-full. The third note of $10,500 is a demand note.

Maturities of long-term debt outstanding at December 31, 1996 are as follows:

         For the year ending December 31,

                     	1997	       $  	856,904
                     	1998           	114,291
                     	1998            	76,879
                     	2000            	69,519
                     	2001            	57,386
               	Thereafter	            42,664
                                    ---------
	                                 	$1,217,643
                                    =========

Convertible Debentures

In October 1995, the Company issued $3,000,000 of its
Convertible Debentures bearing interest at the rate of nine percent per annum for net proceeds to the Company of $2,910,000. These debentures were convertible at the option of the holders on or after the forty-first day after issuance into a number of shares of common stock that can be purchased for a price equal to seventy-three percent of the closing bid price of the common stock on the ten trading days immediately prior to the conversion date. At December 31, 1995, the holders of the convertible debentures had converted $750,000 of these debentures into 1,052,185 shares of common stock of the Company. Subsequent to December 31, 1995, the balance of the debentures outstanding, $2,250,000, were converted into 3,815,029 shares of common stock of the Company.

In October 1996, the Company issued $2,150,000 of its
Convertible Debentures bearing interest at the rate of eight percent per annum for net proceeds to the Company of $1,988,750. These debentures are convertible at the option of the holders on or after the forty-first day of issuance into a number of shares of common stock that can be purchased for a price equal to seventy percent of the closing bid price of the common stock on the five trading days immediately prior to the conversion date. At December 31, 1996, the holders of the convertible debentures had converted $750,000 of these debentures into 1,521,572 shares of common stock of the Company. As of December 31, 1996, the balance of the debentures outstanding, $1,400,000, are convertible into 2,831,830 shares of common stock of the Company.

7. Commitments

At December 31, 1996, the Company has outstanding employment agreements with three senior officers and two other personnel. One agreement for one senior officer expires on December 31, 1998 and provides for a base salary of $250,000 with severance pay in the amount of $250,000. The other two agreements for senior officers expire December 31, 1998, and provide for base compensation ranging from $110,000 to $120,000 and severance pay equal to one-half of base compensation. The Company recorded approximately $106,000 in both fiscal years 1996 and 1995 for compensation expense for 200,000 shares of common stock issued to Mr. Palermo pursuant to his employment contract. These amounts represent the amount of the total compensation expense ($462,500), amortized over five years, which is attributable to the period from August 9, 1994 to December 31, 1998. The $462,500 represents the market value of 200,000 shares of the Company's common stock on the date of the stock grant.

Rent expense amounted to approximately $187,000, and $102,000 in fiscal 1996, and 1995, respectively.

Minimum rental payments under operating leases in future years are as follows:

                       	1997	         $236,448
                       	1998         	$185,158
                       	1999	         $187,456
                       	2000         	$174,859
	                       2001	         $132,749
                 	Thereafter	         $178,475


8. Income Taxes

Due to net losses incurred by the Company in each year since its inception, no provision for income taxes has been recorded. The Company has net operating loss carryforwards in the amount of approximately $54,863,000 and $45,563,000, and research and development tax credit carryforwards in the amount of $325,000 at December 31, 1996 and December 31, 1995. These carryforwards expire at various times from 2002 to 2010. The utilization of these carryforwards may be limited by Internal Revenue Code
Section 382. Under Section 382, losses and other carryforwards are limited whenever a Company experiences a greater than 50% change in ownership. The amount, if any, of such limitation has not been determined at this time. Net operating loss carryforwards include $480,000 acquired through the acquisition of Lion Golf of Oregon, Inc. The effect, if realized, of these carryforwards will be applied to reduce goodwill in the period realized.

The relationship of tax expense to loss before income taxes differs from the U.S. statutory rate primarily because of the net operating loss carryforward. A valuation allowance has been recognized to offset net deferred tax assets which consist primarily of the tax benefits associated with the net operating losses, since the realization of tax benefits of net operating loss carryforward is not assured. The valuation allowance has been increased by $2,588,000 and $4,109,000 in 1996 and 1995, respectively, to recognize the increases in deferred tax benefits that may not be fully realized prior to expiration.

                                           	December 31,      	December 31,
	                                               1996		             1995

Deferred tax assets:
  Net operating loss                        	$21,852,000	       $18,225,000
  Other                                       	1,700,000         	1,700,000
                                              ----------         ----------
                                             	23,552,000        	19,925,000
     Less valuation allowance               	(23,387,000)      	(19,780,000)
                                              ----------         ----------
Total deferred tax assets                       	165,000	           145,000
Deferred tax liabilities:
  Other                                        	(165,000)	         (145,000)
                                              ----------         ----------
Total deferred tax liabilities	                 (165,000)         	(145,000)
                                              ----------         ----------
Net deferred taxes                          	$     -0-         	$     -0-
                                              ==========         ==========


9.	 Related Party Transactions


The Company during fiscal year 1995, finalized the termination of its founder and former chief executive officer, Mr. Richard A.
Fisher.  This agreement called for amongst other things:

1)	A final payment to Mr. Fisher of $74,000 in
February 1996 for full and complete payment of his consulting agreement to December 31, 1995.

2)	A final payment to Mr. Fisher of $300,000 in
February 1996 as full and complete payment for the purchase of the original convertible preferred stock which liability the Company assumed from Conagher & Co. in February 1995 to obtain voting control.

3)	Allowed Mr. Fisher to offset his liability to the
Company of $675,000 for the purchase of common stock via stock options against the Company's liability, $675,000, to him for entering into a five year non-competition agreement with the Company in fiscal 1994.


The Company has a one-third interest in a limited partnership which is the owner of the Company's corporate headquarters. The Company occupies these facilities pursuant to a ten-year lease which expires in October 2003. The Company's ownership interest in the limited partnership which owns the corporate headquarters is a second deed of trust payable to the Company in the amount of $250,000. The Company's investment in the limited partnership is reflected on its books at December 31, 1996, at the cost of $250,000.

10. Restructuring Costs

	During fiscal year 1995, the Company determined that its long-term objectives did not require the services of various executives and certain intangible assets required revaluation. Accordingly, the Company expensed $2,600,000 in fiscal year 1995 as its estimate for such restructuring costs.

	During fiscal year 1996, the Company expensed an additional $1,325,000 for restructuring costs to cover the costs of terminating the Wimbledon racquet license, $360,000, legal and professional costs relating to prior year issues, $715,000, and the write-off of McManis Sports production molds and designs, $250,000.

11. Pro Forma Financial Information

On December 29, 1995, the Company acquired all of the outstanding stock of Lion Golf of Oregon, Inc. ("Lion Golf"), a manufacturer and distributor of golf equipment, for $42,200 in common stock of the Company. The Company accounted for this acquisition using the purchase method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. This treatment resulted in approximately $119,000 of cost over assets acquired as of December 31, 1995.

The Company's Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1995 has been adjusted to reflect the issuance of 50,000 shares of the Company's common stock to Lion Golf's former shareholders. No other pro forma adjustments have been made to the condensed consolidated statement of operations.

    Condensed Consolidated  Pro Forma Statement of Operations for the
                    year ended December 31, 1995:

	Total revenue                              	$ 7,323,005
	Cost of sales                                	5,484,503
                                              ----------
		                     GROSS PROFIT           	1,838,502
Expenses:
	Selling, general and administrative         		8,370,270
	Interest	                                    	1,330,596
	Financing related costs	                         	-0-
	Restructuring costs	                         	2,600,000
                                              ----------
                                           			12,300,866
                                              ----------
	PRO FORMA LOSS BEFORE INCOME TAXES        	($10,462,364)

      	 PRO FORMA INCOME TAX CREDIT              	42,000
                                              ----------
                     PRO FORMA LOSS	        ($10,420,364)
                                              ==========

  	 PRO FORMA LOSS PER COMMON SHARE           	($0.73)
                                              ==========
          	 WEIGHTED AVERAGE COMMON
                 SHARES OUTSTANDING	         	14,315,310
                                              ==========


12. Contingencies

	In January 1997, the Company was named as a defendant in a lawsuit by Advanced Pultrusion Technologies Ltd. and its subsidiary, Power Stick Manufacturing, whereby the plaintiff demanded that the Company turn over to plaintiff a pultrusion machine purchased by the Company from Vega, U.S.A., in fiscal
1996 and to cease manufacturing hockey stick shafts on such machine as to which Power Stick Manufacturing claims patent rights as well as unspecified damages. The United States Federal District Court of Rhode Island granted preliminary injunctive relief to the plaintiff in February 1997. The court also held that prior to the physical removal of the pultrusion machine by plaintiff from the Company's Rhode Island facility, plaintiff must post a $200,000 bond and keep the machine under its control at all times until the machine's ownership is determined at trial. At this time, plaintiff has not posted the $200,000 bond required to remove the machine. The Company does not know if plaintiff can or will post the bond in the foreseeable future.
The Company is of the opinion that this lawsuit is without merit and intends to defend itself vigorously.

	From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

13.  Accounting Changes

	Previously the Company accounted for the conversion of convertible securities, issued with conversion rights at a discount to market as sales of securities and treated the discount as a cost of capital. The Company has restated its financial statements for the year ended December 31, 1995 to reclassify the discount on convertible debentures as interest and record it as a cost of borrowing. The effect on income for the year ended December 31, 1995 was $1,109,589 in additional interest expense. While for the fiscal year ending December 31, 1996, the amount of additional interest expense was $1,635,714. For convertible preferred stock issued during 1996 and subsequently converted to common stock at a discount to market, the discount was accounted for as a preferred stock dividend and deducted from paid-in capital. The amount of such preferred stock dividends in fiscal 1996 was $1,166,666.