Form 10QSB
period 1997-03-31
QUADRAX CORP
filed 1997-05-19
CIK 814273

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549

                                FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended March 31, 1997

[ ]  Transition Report Under to Section 13 or 15(d) of The
     Securities Exchange Act of 1934


                Commission File Number:     0-16052


                        	Quadrax Corporation
     (Exact name of registrant as specified in its charter)


             Delaware                   	   05-0420158
   (State or other jurisdiction of 	      (I.R.S.Employer
    incorporation or organization)	        Identification Number)


      300 High Point Avenue   Portsmouth, Rhode Island        02871
         (Address of principal executive offices)    (Zip Code)

                           (401) 683-6600
     (Registrant's telephone number, including area code)


  (Former name, former address and former fiscal year, if changed since last report)


  Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No__

  State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                	Outstanding at May 14, 1997
  Common Stock, par value	              38,448,513 shares
  $.000009 per share



                        QUADRAX CORPORATION

                      INDEX TO FORM 10-QSB


  Part I - Financial Information                                 	Page


    Item 1	Condensed Consolidated Financial Statements

	       Condensed Consolidated Balance Sheets at
       	March 31, 1997 and at December 31, 1996                   	3-4

       	Condensed Consolidated Statements of Operations
       	for the three months ended March 31, 1997 and
       	March 31, 1996                                            	5

      	Condensed Consolidated Statements of Cash Flows
      	for the three months ended March 31, 1997 and
      	March 31, 1996                                             	6-7

      	Notes to Condensed Consolidated Financial Statements       	8-10


    Item 2 	Management's Discussion and Analysis of Financial
           	Condition and Results of Operations                  	11-14

 Part II - Other Information


    Item 6	Exhibits and Reports on Form 8-K                       	15


Signatures                                                       		16




                              Quadrax Corporation

                        Consolidated Balance Sheets
                                 (Unaudited)

                                   ASSETS




                                       	March 31,	     	December 31,
                                       	1997	          	1996
                                       -----------      -------------
Current assets:
Cash and cash equivalents           	$ 	2,523,697      	$ 	1,200,063
Accounts receivable, net of
 allowances for doubtful accounts
 of $219,000	                            	913,797	          	883,005
Inventories	                           	1,372,491        		1,266,074
Other current assets	                    	127,091	          	184,848
                                       ----------         ----------
TOTAL CURRENT ASSETS	                  	4,937,076	        	3,533,990
			                                    ----------         ----------
Property and equipment, at cost:
  Machinery and equipment 	            	4,631,029	        	4,618,313
  Office equipment	                      	919,245	          	910,895
  Leasehold improvements              		1,090,087	        	1,089,119
                                       ----------         ----------
                                      		6,640,361        		6,618,327
Less accumulated depreciation and
  amortization	                       	(3,661,723)	      	(3,467,661)
                                      -----------         -----------
NET PROPERTY AND EQUIPMENT	            	2,978,638        		3,150,666
                                      -----------         -----------
Goodwill, net of amortization
 of $9,923 and $7,903, respectively	     	108,630		         	110,651
Other assets	                            	284,545		         	268,179
Deferred assets, net of amortization
 of $72,771 and $70,600, respectively   		229,472	         		236,238
                                       ----------         -----------
TOTAL ASSETS	                         	$8,538,361	       	$7,299,724
                                       ==========         ==========


                          See accompanying notes.



                          Quadrax Corporation

                      Consolidated Balance Sheets
                                (Unaudited)

                  LIABILITIES AND STOCKHOLDER'S EQUITY


                                      	March 31,           	December 31,
                                      	1997	               	1996
                                      -----------           ------------

Current liabilities:
  Accounts payable                   	$	914,212            	$  685,212
  Accrued expenses                    		891,905		           	1,306,053
  Current portion of long-term debt 	  	836,863		             	856,904
                                      ----------           -----------
TOTAL CURRENT LIABILITIES'            2,642,980             	2,848,169

Long-term debt, less current
 portion                               	318,330               	360,739
Convertible debentures payable       	3,960,000             	1,400,000
                                     -----------           -----------
TOTAL LIABILITIES                    	6,921,310             	4,608,908
                                     -----------           -----------
Stockholders' equity:
  Common stock                             	313                   	298
  Additional paid-in capital        	69,181,603            	68,701,531
  Retained earnings (deficit)      	(65,288,745)          	(63,757,759)
                                    -----------            -----------
                                     	3,893,171             	4,944,070
Less:
  Treasury stock, at cost           	(1,125,969)           	(1,125,969)
  Unearned compensation and
   deferred expenses                  	(462,799)             	(504,193)
  Notes receivable for options        	(687,352)             	(623,092)
                                    -----------             ----------
TOTAL STOCKHOLDERS' EQUITY           	1,617,051             	2,690,816
                                    -----------             ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY              	$8,538,361            	$7,299,724
                                     ==========             ==========



                              See accompanying notes.




                            Quadrax Corporation

               Condensed Consolidated Statements of Operations
                                  (Unaudited)



                              			Three Months	       Three Months
                         			     Ended	              Ended
                              			March 31, 1997     	March 31, 1996
                                 --------------      --------------

Revenue:
	Sales                           	$   625,254         	$1,087,018
 Interest income  	                    24,247 	            15,968
                                    ----------         -----------
		TOTAL REVENUE	                      649,501 	         1,102,986
                                    ----------         -----------

Expenses:

	Cost of goods sold                  	663,185            	936,438
	Research and development            	208,056            	219,567
	Selling, general and
    administrative                 	1,089,062          	1,438,385
	Depreciation and amortization       	198,254            	187,811
	Interest expense	                     21,930 	            63,846
                                  -----------           ----------

	TOTAL EXPENSES	                    2,180,487 	         2,846,047
                                  -----------           ----------

	NET LOSS                       	($1,530,986)        	($1,743,061)
                                  ==========           ==========

	NET LOSS PER COMMON SHARE	          	($0.05)	            	($0.09)
                                  ==========           ==========

	WEIGHTED AVERAGE COMMON
	     SHARES OUTSTANDING         	33,066,400          	19,282,782
                                  ==========           ==========




                               See accompanying notes.


                            Quadrax Corporation
                  Consolidated Statements of Cash Flows
                  Increase (Decrease) in Cash and Cash Equivalents
                                     (Unaudited)


                                 	   		Three Months         	Three Months
                                   			     Ended          	      Ended
                                   			March 31, 1997       	March 31, 1996
                                     ----------------       --------------
Cash flows from operating activities:
Net loss                                	($1,530,986)          	($1,743,061)
	Adjustments to reconcile net
 income to net cash used in
 operating activities:
 	Depreciation & amortization of
   fixed assets                             	194,062               	153,663
  	Amortization of intangibles                	4,191                	34,148
  	Amortization of unearned
     compensation                            	41,394                	26,394
  	Common stock issued for expenses         	106,250                	98,984
  	Increase (decrease) in cash
    resulting from changes in:
    		Accounts receivable and other         	(30,792)              	(83,463)
    		Inventories                           (106,417)             	(294,367)
    		Prepaid expenses and other assets      	57,757	                44,958
    		Accounts payable                      	229,000               	334,642
    		Accrued expenses	                     (414,148)	             (505,761)
                                           ----------             ----------
      Net cash used in operating
       activities                         (1,449,689)            (1,933,863)
                                           ----------            -----------

Cash flows from investing activities:
 	Capital expenditures, net                 	(22,034)              	(17,909)
 	Other intangible assets purchased	         (11,771)	               (7,662)
                                            ---------            -----------
	   Net cash provided by (used in)
     investing activities	                   (33,805)	              (25,571)

Cash flows from financing activities:
	Proceeds from exercise of common
   stock options                              	9,826                	10,000
 Net proceeds from sale of
   convertible debentures                 	2,859,752                     	0
	Payment of note to related party                 	0 	             (300,000)
	Issuance of debt                           	106,442                	78,454
	Repayment of debt	                         (168,892)	                    0
                                           ----------            ----------
	Net cash provided by financing
    activities                             2,807,128 	             (211,546)
                                           ---------             ----------

 Net increase (decrease) in cash
   and cash equivalents                   	1,323,634            	(2,170,980)

 Cash and cash equivalents at
   beginning of period	                    1,200,063 	            2,613,555
                                          ----------             ----------

 Cash and cash equivalents at
   end of period                        	 $2,523,697 	             $442,575
                                          ==========              =========


                              See accompanying notes.






                         QUADRAX CORPORATION



               Consolidated Statements of Cash Flows (continued)
                     for the Three Months Ended
                   March 31, 1997 and March 31, 1996




 Supplemental schedule of significant noncash transactions:


 1997:

	The Company issued 1,447,247 shares of its common stock in exchange for the
	cancellation of $650,000 of its convertible debentures.

	The Company issued 150,000 shares of its common stock for payment-in-full for $106,250 of accrued liabilities and expenses.




 1996:

	The Company issued 4,080,886 shares of its common stock in exchange for the
	cancellation of $2,250,000 of its convertible debentures.




                   Quadrax Corporation

      Notes to Condensed Consolidated Financial Statements


1.	The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles.
In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and March 31, 1996. The results of operations for the three month period ended
March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1996.


2.	Debt

Long-term debt consists of the following:


                              March 31, 1997          December 31, 1996

Note payable - bank              $ 499,296                 $ 654,464

Notes payable - to former Lion
 shareholders and others           384,105                   290,563

Equipment notes payable             96,792                    97,616
Other non-interest bearing note    175,000                   175,000
                                  --------                  --------
                                 1,155,193                 1,217,643

Less current maturities            836,863                   856,904
                                 ---------                 ---------
                                  $318,330                  $360,739
                                  ========                  ========


Note Payable - Bank

The Company's wholly-owned subsidiary, Lion Golf of Oregon, Inc., an Oregon corporation ("Lion Golf"), has a $1,000,000 revolving line of credit with its bank which is secured by substantially all of the subsidiary's assets and which is guaranteed by the Company and the former principal shareholder of Lion Golf. The note matured March 31, 1997 and bears interest at prime plus 2% or 10.75% at March 31, 1997. Loan advances are limited to 75% of "eligible accounts receivable" plus 45% of "eligible inventories" up to a maximum of $500,000, as such terms are defined under the line of credit. The Company's current outstanding balance due on the line of credit is approximately $499,000.


Notes Payable - Lion Shareholders and Others

Lion Golf has three unsecured notes bearing interest at the rate of 8% per annum, payable to its former shareholders. These notes are subordinated to the bank credit line. The first of the notes, for the principal amount of $254,804, has annual principal payments of $54,000 commencing March 31, 1998. These annual payments can be limited to the extent of Lion Golf's pretax profits as defined in the Purchase Agreement among the Company, Lion Golf, and Lion Golf's former shareholders dated December 29, 1995 (the "Purchase Agreement"). The second note for the principal amount of $17,819, has monthly principal payments of $2,156 until paid-in-full. The third note is a demand note in the principal amount of $11,482. Lion Golf has a fourth unsecured outstanding note payable to an outside third party in the amount of $100,000, bearing interest at the rate of 10% per annum. This note is repayable from the proceeds of sold inventory resulting from the goods purchased with these funds.


Convertible Debentures

In October 1996, the Company issued $2,150,000 of its Convertible Debentures bearing interest at the rate of 8% per annum for net proceeds to the Company of $1,988,750. The debentures are convertible at the option of the holders on or after the forty-first day of issuance into a number of shares of common stock that can be purchased for a price equal to sixty-five percent of the average closing bid price of the common stock on the five trading days immediately prior to the conversion date. At March 31, 1997, the holders of these convertible debentures had converted $1,400,000 of the debentures into 2,968,819 shares of common stock of the Company.

In February 1997, the Company issued $3,210,000 of its Convertible Debentures bearing interest at the rate of 8% per annum commencing August 1997 for net proceeds to the Company of $2,889,000. The debentures are convertible, in tranches of $1,070,000, at the option of the holders sixty days, ninety days, and one hundred twenty days after the date of issuance into a number of shares of common stock that can be purchased for a price equal to eighty percent of the average closing bid price of the common stock on the five trading days immediately prior to the conversion date. At March 31, 1997, the holders of these convertible debentures had converted none of the debentures into shares of common stock of the Company.


3.	Shareholders Equity

	The Company's capital shares are as follows:

	Class A Convertible Preferred Stock, $10.00 par value, 300,000 shares authorized at March 31, 1997 and December 31, 1996, and -0-shares issued and outstanding at March 31, 1997 and December 31, 1996.

	Common Stock, $.000009 par value, 90,000,000 shares authorized at March 31, 1997 and December 31, 1996, and 34,387,014 and 32,680,817
shares outstanding at March 31, 1997 and December 31, 1996, respectively.



4.	Earnings Per Share

For the fiscal quarters ending March 31, 1997 and March 31, 1996, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.



5. 	Subsequent Event

On May 7, 1997, the Company acquired all of the outstanding stock of Victor Electric Wire & Cable Corporation ("Victor"), a manufacturer of power cord sets and interconnect cables, for $720,000 cash, plus the assumption of approximately $2,500,000 in debt. The Company is accounting for this acquisition using the purchase method. Accordingly, the purchase price will be allocated to the assets acquired based on their estimated fair values.



Item II

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


	The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this Form 10-QSB are forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, and other risks.

	Competition. As the Company enters the sporting goods and recreational equipment market, it faces competition from other materials used in the manufacture of such goods and equipment, and from other suppliers of thermoplastic composites. The Company's success in entering this market will depend largely upon its ability to displace other materials currently in use. If the Company is unsuccessful in creating a niche within the sporting goods and recreational equipment market by convincing the market of the strategic benefits of thermoplastic composites, the Company would be adversely affected. Many of the companies whose product offerings compete with the Company's product offerings have significantly greater financial, manufacturing and marketing resources than the Company. The Company also faces competition from suppliers of similar products who do not use thermoplastic materials.

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


Results of Operations for Quarter Ended March 31, 1997 as compared to Quarter Ended March 31, 1996

	The Company's net loss from operations for the quarter ended March 31, 1997 ("1997 first quarter") of approximately $1,530,000 was approximately $210,000 less than its net loss from operations of approximately $1,740,000 for the quarter ended March 31, 1996 ("1996 first quarter"). The primary reason for this loss decrease was the reduction in selling, general, and administrative costs, the Company incurred during the 1997 first quarter.

	Total revenue recognized during the 1997 first quarter decreased approximately $460,000 to $625,254 in the 1997 first quarter. The reasons for this decrease are: one, the decline in sales at the Company's Lion Golf of Oregon, "Lion", subsidiary of $343,000; two, a decrease in sales of lacrosse products, $146,000; and three, a decrease in sales of tape and defense laminates of $91,000.
Offsetting these declines were increases in sales of golf shaft products, bicycle component products and hockey sticks of $129,000.

	Interest income increased by approximately $8,000 in the three months ended March 31, 1997, as compared to the same period one year ago. The reason for this is the higher amount of money the Company had on deposit in interest bearing paper in 1997.

	Costs of goods sold for the first quarter of 1997 of $663,185 decreased approximately $273,000 in the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The reason for this decrease is the decline in sales in 1997, particularly, at Lion.

	Research and development expenses were $208,056 in the 1997 first quarter, a negligible decrease of approximately $11,000 as compared to $219,567 in the 1996 first quarter.

	Selling, general and administrative expenses decreased by approximately $349,000 to $1,089,062 in the three months ended March 31, 1997 over the comparable period a year ago. The primary reasons for this decline are: one, a compensation expense decrease of $103,000; two, the decreased expenditures for professional consultants of $108,000; and three, the absence of costs relating to maintaining the Wimbledon brand name, such as advertising, trade shows and royalty expenditures, $112,000.

	Depreciation and amortization expense increased by $10,000 to $198,254 in the first quarter of 1997. This increase is due primarily to the Company's placement in service of its Vista, California facility for the manufacturing of golf shafts.

	Interest expense for the first quarter of 1997 decreased by approximately $42,000 to $21,930. This reflects the Company's 1996 subordinated debt financings which were accruing interest from initial funding, while the 1997 subordinated debt financing does not accrue interest until the instrument has been held by the investor for six months.


Financial Position, Liquidity and Capital Resources

At March 31, 1997, the Company had total assets of $8,538,361 and stockholders' equity of $1,617,051. Current assets were $4,937,076 and current liabilities were $2,642,980 resulting in working capital of approximately $2.3 million which is an increase of approximately $1.6 million from December 31, 1996, when working capital was approximately $0.7 million. This increase in working capital was a result of the Company's issuance of convertible debentures in February 1997, which resulted in net proceeds to the Company of approximately $2,900,000.

Cash and cash equivalents increased by approximately $1,324,000 from December 31, 1996. This increase is due to the Company's issuance of convertible debentures in February 1997, net of operating expenses incurred and paid in the 1997 first quarter.

Accounts receivable increased by approximately $31,000 to $914,000, a negligible fluctuation.

Inventories increased by approximately $106,000. This increase is due to the build-up of product required for Lion Golf's anticipated shipments during the Spring season.

Other current assets decreased by approximately $58,000 between March 31, 1997 and December 31, 1996. This decrease was caused by the amortization of insurance premiums that were prepaid.

The current portion of long-term debt decreased by approximately
$20,000. This reflects decreased usage of the Company's line of credit with the Bank of the Cascades.

Accounts payable and accrued expenses decreased approximately $185,000 from $1,991,000 at December 31, 1996. This decrease was caused primarily by payments made against the accrued liability for restructuring costs established in prior periods and payments to employees for payroll related costs.

Long term debt decreased approximately $42,000 to about $318,000 at March 31, 1997. The reasons for this decrease are the payments the Company made on its Advanced Materials Systems division financing leases, along with several payments made on the subordinated debt of Lion Golf.

Convertible debentures increased $2,560,000 to $3,960,000 during the three months ended March 31, 1997. This increase is the result of the issuance of $3,200,000 of debentures in February 1997, less the conversion of $650,000 worth of debentures issued in 1996 into common stock.

	In the first three months of fiscal 1997, capital expenditures were approximately $34,000, a negligible amount. The Company anticipates capital expenditures in 1997 will be approximately $1,000,000 for the purchase of a hockey stick pultrusion machine, an additional thermoplastic tape manufacturing line and other miscellaneous manufacturing equipment. These equipment acquisitions are expected to be paid for through equipment leasing programs and from funds raised through the placement of the Company's securities.

	The Company generated revenues of approximately $650,000 in the first three months of fiscal 1996, and as a result, operations were not a source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. Net funds provided by financing activities in the first quarter of fiscal 1997, after giving effect to the repayment of debt, totaled approximately $2,800,000 during the period ended March 31, 1997.

	The Company believes that proceeds of approximately $2,900,000 from additional sales of convertible debentures in February 1997, together with funds provided by operations will be sufficient to meet the Company's near-term cash requirements. In addition, if needed, the Company believes that it will be able to raise additional monies from the sale of convertible debentures.

	The Company received a going concern qualification from its outside independent auditors on its fiscal 1996 audited financial statements.
While the Company believes it has made and will continue to make substantial progress towards achieving profitability, the results to date have not yet been sufficient to negate the auditors' qualifications. During this transition, management continues to redirect the Company's focus from the defense related products to consumer oriented products. Management believes that the Company will be able to continue to raise money from outside third parties in sufficient amounts to support its operations until the time in which the Company's consumer product programs generate sufficient revenues.
The Company believes that it can achieve viability and profitability by continuing to expand sales of sporting goods products, as well as other products that employ its thermoplastic materials.

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




                       QUADRAX CORPORATION


Part II - Other Information

		Item 2(c) - Sales of Unregistered Securities

		On February 10, 1997, the Company sold $3,210,000 principal amount of 8% Convertible Debentures due February 10, 1999, with attached warrants to purchase 321,000 shares of the Company's common stock at an exercise price of $0.9375 per share at any time prior to February 10, 2000, to a total of 16 accredited investors in a private offering pursuant to Rule 506 of Regulation D under the Securities Act of 1933. None of the investors is a resident of or domiciled in the United States.
The debentures were sold at their principal face amounts for cash. A selling commission of 10% of the principal amount sold was paid to J. W. Charles Securities, Inc.

		Up to one-third of the principal amount of each debenture may be converted into shares of the Company's common stock by the holder from and after April 11, 1997, a further one-third from and after May 11, 1997 and the remaining one-third from and after June 10, 1997. The conversion price is the lesser of $.9375 or 80% of the average closing bid price of the Company's common stock on the Nasdaq SmallCap Market on the five trading days immediately preceding the date of actual conversion, subject to a floor conversion price of $.40 per share. Should the conversion price be below the floor price, the Company is obligated to convert up to 125,000 shares per $50,000 face amount per debenture, with any remaining principal amount to be repaid in cash within 60 days of the conversion date, together with interest at 7% per annum.



Item 6 - Exhibits and Reports on Form 8-K

	(a)  Exhibits

      None since Form 10-KSB for fiscal year ended
      December 31, 1996 was filed on March 28, 1997.


	(b)  Reports on Form 8-K

      On May 16, 1997, the Company filed a Form 8-K with respect to the acquisition of Victor Electric Wire
& Cable Corporation for $720,000, plus the assumption of approximately $2.5 million in debt.
Victor, which is headquartered in West Warwick, Rhode Island, manufactures power cordsets and interconnect cables, primarily for original equipment manufacturers (OEM) of small appliances.




                      QUADRAX CORPORATION



                           SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                	QUADRAX CORPORATION
                               		(Registrant)






	May 19, 1997                  	       /s/ James J. Palermo
	(Date)                                  		James J. Palermo, Chairman and
                                        			Chief Executive Officer



	May 19, 1997                         /s/ Edward A. Stoltenberg
	(Date)	                                  	Edward A. Stoltenberg,
                                           Senior Vice	President,
                                           Chief Financial Officer
                                        			(Principal Accounting Officer)