Form 10QSB
period 1997-06-30
QUADRAX CORP
filed 1997-08-14
CIK 814273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.   20549

                                  FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended June 30, 1997

[_] Transition Report Under to Section 13 or 15(d) of The Securities Exchange Act of 1934


                      Commission File Number:     0-16052
                                             ---------------


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


________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)


Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No__
                                                                        --

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                     Outstanding at August 1, 1997
        -----------------------                   -----------------------------
        Common Stock, par value                               43,171,731 shares
        $.000009 per share

                              QUADRAX CORPORATION

                             INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION                                                   PAGE
 Item 1  Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets at
        June 30, 1997 and at December 31, 1996                                      3-4

        Condensed Consolidated Statements of Operations
        for the three and six months ended June 30, 1997 and
        June 30, 1996                                                                 5

        Condensed Consolidated Statements of Cash Flows
        for the six months ended June 30, 1997 and
        June 30, 1996                                                               6-7

        Notes to Condensed Consolidated Financial Statements                       8-11

 Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      12-16



PART II - OTHER INFORMATION                                                          17

 Signatures                                                                          18

                              QUADRAX CORPORATION
                              -------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (UNAUDITED)
                                  -----------

                                    ASSETS


                                             June 30,    December 31,
                                              1997          1996
                                         -------------  ------------
Current assets:
Cash and cash equivalents                 $   474,140    $ 1,200,063
Accounts receivable, net of allowances
 for doubtful accounts of $399,000
  and $219,000 respectively                 3,217,015        883,005
Inventories                                 2,041,209      1,266,074
Other current assets                          145,225        184,848
                                          -----------   ------------
                    TOTAL CURRENT ASSETS    5,877,589      3,533,990
                                          -----------   ------------

Property and equipment, at cost:
  Machinery and equipment                   7,999,370      4,618,313
  Office equipment                            919,722        910,895
  Leasehold improvements                    1,125,777      1,089,119
                                         ------------   ------------
                                           10,044,869      6,618,327

  Less accumulated depreciation and
   amortization                            (3,889,927)    (3,467,661)
                                         ------------   ------------
NET PROPERTY AND EQUIPMENT                  6,154,942      3,150,666
                                         ------------   ------------

Goodwill, net of amortization of
 $7,903 at December 31, 1996                        0        110,651
Other assets                                  343,170        268,179
Deferred assets, net of amortization of
 $48,275 and $70,600, respectively            310,947        236,238

                                         ------------   ------------
                     TOTAL ASSETS         $12,686,648    $ 7,299,724
                                         ============   ============


                            See accompanying notes.

                              QUADRAX CORPORATION
                              -------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (UNAUDITED)
                                  -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                            JUNE 30,     DECEMBER 31,
                                              1997           1996
                                        --------------   ------------
Current liabilities:
  Accounts payable                       $  3,083,665    $    685,212
  Accrued expenses                          1,917,642       1,306,053
  Current portion of long-term debt           946,511         856,904
                                        -------------    ------------
            TOTAL CURRENT LIABILITIES       5,947,818       2,848,169

Bank and other debt, less current
 portion                                    2,805,785         360,739
Convertible debentures payable              1,207,200       1,400,000
                                        -------------    ------------
                    TOTAL LIABILITIES       9,960,803       4,608,908
                                        -------------    ------------
Stockholders' equity:
  Common stock                                    382             298
  Additional paid-in capital               73,619,204      68,701,531
  Retained earnings (deficit)             (68,936,827)    (63,757,759)
                                        -------------    ------------
                                            4,682,759       4,944,070
Less:
  Treasury stock, at cost                  (1,125,969)     (1,125,969)
  Unearned compensation and deferred         (181,405)       (504,193)
   expenses
  Notes receivable for options               (649,540)       (623,092)

                                        -------------    ------------
           TOTAL STOCKHOLDERS' EQUITY       2,725,845       2,690,816
                                        -------------    ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                              $ 12,686,648    $  7,299,724
                                        =============    ============


                            See accompanying notes.

                              QUADRAX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months Ended June 30,       Six Months Ended June 30,
                                          -------------------------------   -------------------------------
                                              1997             1996             1997             1996
                                          --------------   --------------   --------------   --------------
NET SALES                                 $    4,249,702   $      840,327   $    4,874,956   $    1,927,344

COST OF GOODS SOLD                             4,131,590          908,451        4,858,029        1,907,701
                                          --------------   --------------   --------------   --------------
   Gross Profit                                  118,112          (68,124)          16,927           19,643

OPERATING EXPENSES:
   Research and development                      255,373           99,044          513,429          393,611
   Selling, general and administrative         1,546,158        1,269,438        2,720,220        2,757,823
   Litigation and restructuring costs          1,270,000                0        1,270,000                0
                                          --------------   --------------   --------------   --------------
      Income from operations                  (2,953,419)      (1,436,606)      (4,486,722)      (3,131,791)

OTHER INCOME (EXPENSE):
   Interest expense                             (713,850)        (775,986)        (735,780)        (839,832)
   Interest income                                19,187           15,389           43,434           30,961
   Other, net                                          0           43,549                0           43,945
                                          --------------   --------------   --------------   --------------

NET LOSS                                     ($3,648,082)     ($2,153,654)     ($5,179,068)     ($3,896,717)
                                          ==============   ==============   ==============   ==============

NET LOSS PER COMMON SHARE                         ($0.10)          ($0.10)          ($0.15)          ($0.19)
                                          ==============   ==============   ==============    =============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                 37,270,285       22,470,365       35,154,199       20,876,573
                                          ==============   ==============   ==============    =============

                            See accompanying notes.

                              QUADRAX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                                    Six Months              Six Months
                                                                                      Ended                   Ended
                                                                                   June 30, 1997           June 30, 1996
                                                                                 ---------------          ---------------
Cash flows from operating activities:
Net loss                                                                           ($5,179,068)              ($3,896,717)
  Adjustments to reconcile net income to net cash used
   in operating activities:
    Depreciation & amortization of fixed assets                                        364,171                   302,158
    Amortization of intangibles                                                        118,576                    67,881
    Amortization of unearned compensation                                              322,788                    52,788
    Common stock issued for expenses                                                   143,750                   160,854
    Common stock issued for interest                                                   602,500                   714,285
    Write-down of machinery and equipment                                              405,479                         0
    Effect on cash flows of changes in assets and liabilities:
       Accounts receivable and other                                                (2,334,010)                  181,263
       Inventories                                                                    (775,135)                 (423,862)
       Prepaid expenses and other assets                                                39,623                   (59,383)
       Accounts payable                                                              2,398,453                  (122,112)
       Accrued expenses                                                                611,589                  (507,129)
                                                                                   -----------              ------------
            Net cash used in operating activities                                   (3,281,284)               (3,529,974)
                                                                                   -----------              ------------

Cash flows from investing activities:
  Capital expenditures, net of Victor's fixed asset
   appraisal write-up of $2,750,000                                                   (165,563)               (1,023,500)
  Other intangible assets purchased                                                   (105,575)                  (33,350)
  Payments for businesses acquired
   net of cash acquired                                                               (710,175)                        0
                                                                                   -----------              ------------
            Net cash provided by (used in) investing activities                       (981,313)               (1,056,850)
                                                                                   -----------              ------------

Cash flows from financing activities:
  Proceeds from exercise of common stock options                                         9,826                     4,187
  Net proceeds from sale of  preferred stock and warrants                              246,250                 3,150,000
  Issuance of convertible debt, net of costs                                         2,859,752                 1,536,666
  Payment of note to related party                                                           0                  (300,000)
  Issuance of debt                                                                   3,516,938                         0
  Repayment of debt                                                                 (3,096,092)                  (84,854)
                                                                                   -----------              -------------
            Net cash provided by financing activities                                3,536,674                 4,305,999
                                                                                   -----------              ------------

Net increase (decrease) in cash and cash equivalents                                  (725,923)                 (280,825)

Cash and cash equivalents at beginning of period                                     1,200,063                 2,613,555
                                                                                   -----------              ------------
Cash and cash equivalents at end of period                                         $   474,140              $  2,332,730
                                                                                   ===========              ============

                            See accompanying notes.

                              QUADRAX CORPORATION

                           FOR THE SIX MONTHS ENDED
                        JUNE 30, 1997 AND JUNE 30, 1996



Supplemental schedule of significant noncash transactions:


1997:

     The Company issued 9,089,928 shares of its common stock in exchange for the cancellation of $3,402,800 of its convertible debentures.

     The Company issued 200,000 shares of its common stock for payment of $143,750 of accrued liabilities and expenses.

     The Company disposed of its wholly-owned subsidiaries Lion Golf of Oregon, Inc., ("Lion Golf"), and McManis Sports Associates, ("McManis") by Lion Golf's former principal shareholder assuming the responsibility for all Lion Golf's indebtedness, including $725,376 in notes payable.


1996:

     The Company issued 4,450,285 shares of its common stock in exchange for the cancellation of $2,866,666 of its convertible debentures.

     The Company issued 67,026 shares of its common stock for payment of $61,870 of accrued liabilities and expenses.

                              QUADRAX CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1997 and the results of operations for the six months ended June 30, 1997 and June 30, 1996. The results of operations for the six month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1996.

2. Debt
   ----

   Long-term debt consists of the following:

                                               June 30,       December 31,
                                                1997              1996
                                            ------------      -------------
   Notes payable - bank                     $ 3,430,929           $ 654,464
   Notes payable - to former Lion
     shareholders and others                          0             290,563
   Equipment notes payable                      116,367              97,616
   Other non-interest bearing notes             205,000             175,000
                                            -----------           ---------
                                              3,752,296           1,217,643
  Less current maturities                      (946,511)           (856,904)
                                            -----------           ---------
                                            $ 2,805,785           $ 360,739
                                            ===========           =========

  Note Payable - Bank

     The Company's wholly-owned subsidiary, Victor Electric Wire & Cable Corporation ("Victor"), a New York corporation, has a $5,000,000 loan agreement with Congress Financial Corporation, "Congress". The loan arrangement with Congress provides for a three-year revolving credit facility of up to $3,550,000, a $950,000 fully amortizing five year term loan and an equipment financing facility of up to $500,000, also based upon a five year fully-amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The Company has guaranteed all of the obligations of Victor to Congress. As of June 30, 1997, the total amount due Congress pursuant to this loan agreement was $3,430,929.

     This Agreement is secured by substantially all of Victor's assets including, but not limited to, inventory, receivables, and fixed assets. The amount available under the revolving loan is limited by a formula based on accounts receivable and inventory. The Company intends that approximately $2,000,000 would remain outstanding under this agreement for an uninterrupted period extending beyond one year from June 30, 1997. As a result, this amount under the revolving loan agreement has been classified as long-term debt.

                              QUADRAX CORPORATION

   Convertible Debentures

   In February 1997, the Company issued $3,210,000 of its Convertible Debentures for net proceeds to the Company of $2,889,000. Interest is payable at the rate of 8% per annum commencing August, 1997 on the unconverted debentures as of August, 1997. The debentures are convertible at various times ranging from sixty days to one hundred and fifty days after the date of issuance into a number of shares of common stock that can be purchased for a price equal to eighty percent of the average closing bid price of the common stock on the five trading days immediately prior to the conversion date. At June 30, 1997, the holders of these convertible debentures had converted $2,002,800 of the debentures into 5,174,020 shares of common stock of the Company.


3. Shareholders Equity
   -------------------

   The Company's capital shares are as follows:

   Class A Convertible Preferred Stock, $10.00 par value, 300,000 shares authorized at June 30, 1997 and December 31, 1996, and -0- shares issued and outstanding at June 30, 1997 and December 31, 1996.

   Common Stock, $.000009 par value, 90,000,000 shares authorized at June 30, 1997 and December 31, 1996, and 42,692,195 and 32,680,817 shares outstanding at June 30, 1997 and December 31, 1996, respectively.


4. Earnings Per Share
   ------------------

   For the fiscal quarters ending June 30, 1997 and June 30, 1996, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.


5. Acquisition of Victor Electric Wire & Cable Corp.
   ------------------------------------------------

   On May 7, 1997, the Company acquired all of the outstanding stock of Victel, Inc., a Delaware corporation ("Victel"), whose sole asset was all of the outstanding stock of Victor Electric Wire & Cable Corp. ("Victor") , a manufacturer of electric power cords and interconnect cables, for $720,000 cash and the assumption of approximately $2,840,000 of existing bank debt. The existing bank debt was refinanced at the closing by means of Victor entering into a new working capital and term credit agreement with Congress Financial Corporation.

6. Disposition of Lion Golf of Oregon, Inc.
   ----------------------------------------

   On June 4, 1997, the Company completed its disposition of Lion Golf of Oregon, Inc., an Oregon corporation ("Lion Golf"), pursuant to the terms of an Agreement for the sale of common stock dated as of May 31, 1997.

   Pursuant to the Lion Golf Stock Disposition Agreement, the Company sold all of the outstanding stock of Lion Golf of Oregon, Inc. and McManis Sports Associates, Inc. to Lion Golf's former principal stockholder, Robert K. Cole. In connection therewith Mr. Robert Cole and Lion Golf assumed the responsibility for approximately $1,200,000 of Lion Golf's indebtedness, including the Bank of Cascades accounts receivable/inventory working capital line with Lion Golf which had an outstanding balance due of $449,838 at May 31, 1997. As additional consideration, the Company's unrecorded unsecured promissory note payable to Mr. Cole was canceled along with the Company's five year employment agreements with Mr. Robert K. Cole as Chief Executive Officer of Lion Golf and Mr. James Cole as President of Lion Golf.


7. Litigation and Restructuring Costs
   ----------------------------------

   During the six months ending June 30, 1997, the validity of the Company's ownership of a pultrusion machine used to manufacture hockey sticks which had been acquired from Vega, U.S.A., Inc. ("Vega") was challenged by Powerstick, Ltd. ("Powerstick"), in the United States Federal District Court in Providence, Rhode Island. After a jury trial in this court, it was determined that the owner of the pultrusion machine was Powerstick and Quadrax was ordered to return the subject machine to Powerstick, which occurred on July 7, 1997. In light of this court decision, the Company determined that all costs relating to the pultrusion machine including the unamortized portion of Vega, U.S.A.'s principal executive's deferred compensation should be expensed in the six months ending June 30, 1997. Accordingly, the total amount expensed for Vega in this period approximates $645,000.

   Additionally, the Company expensed in the six months ending June 30, 1997, approximately $425,000 relating to terminating the Wimbledon license for tennis racquets in North America.

   The third component of restructuring costs incurred in the six months ending June 30, 1997, relates to the disposition of Lion Golf of Oregon, Inc. as described in Note 6 above. The costs relating to this divestiture were approximately $200,000 in the six months ending June 30, 1997, and are primarily comprised of the write-off of unamortized goodwill relating to the acquisition of Lion Golf in 1995.

                              Quadrax Corporation
                              -------------------

                              Segment Information
                              -------------------
                                  (Unaudited)
                                  -----------

                                                  Six months ended June 30,
                                                   1997*            1996
                                               ----------------------------
Net sales
 Quadrax Corporation.........................  $ 1,468,369       $1,927,344
 Victor Electric Wire & Cable Corporation....    3,406,587                0
                                               -----------       ----------

                                               $ 4,874,956       $1,927,344
                                               ===========       ==========


Gross profit
 Quadrax Corporation.........................  $  (617,186)      $   19,643
 Victor Electric Wire & Cable Corporation....      634,113                0
                                               -----------       ----------

                                               $    16,927       $   19,643
                                               ===========       ==========


Total assets
 Quadrax Corporation.........................  $ 5,177,422       $9,511,921
 Victor Electric Wire & Cable Corporation....    7,509,226                0
                                               -----------       ----------

                                               $12,686,648       $9,511,921
                                               ===========       ==========



Depreciation and amortization expense
 Quadrax Corporation.........................  $   829,273       $  370,039
 Victor Electric Wire & Cable Corp...........
   Depreciation and amortization.............      101,913                0
   Restatement of prior period amortization..     (125,651)               0
                                               -----------       ----------

                                               $   805,535       $  370,039
                                               ===========       ==========


______________________________________________________________________________
* Information for Victor Electric Wire & Cable Corporation is from the date of acquisition, May 7, 1997.

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

  Competition. As the Company enters the sporting goods and recreational equipment market, it faces competition from other materials used in the manufacture of such goods and equipment, and from other suppliers of thermoplastic composites. The Company's success in entering this market will depend largely upon its ability to displace other materials currently in use.
If the Company is unsuccessful in creating a niche within the sporting goods and recreational equipment market by convincing the market of the strategic benefits of thermoplastic composites, the Company would be adversely affected. Many of the companies whose product offerings compete with the Company's product offerings have significantly greater financial, manufacturing and marketing resources than the Company. The Company also faces competition from suppliers of similar products who do not use thermoplastic materials with the acquisition of Victor Electric Wire and Cable Corporation ("Victor"), the Company has also entered the electric cordset industry, which also faces a strong competition environment.

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


RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 1997 AS COMPARED TO QUARTER
----------------------------------------------------------------------------
ENDED JUNE 30, 1996
-------------------

  The Company's net loss from operations for the quarter ended June 30, 1997 ("1997 second quarter") of $3,648,082 was approximately $1,494,000 greater than its net loss from operations of $2,153,654 for the quarter ended June 30, 1996 ("1996 second quarter").

The primary reason for this increase in the loss is that the Company expensed $1,270,000 relating to litigation losses and divestiture of assets and trademark licenses in the 1997 second quarter.

  Total sales during the 1997 second quarter were $4,249,702 compared to $840,327 in the 1996 second quarter, an increase of $3,409,375. This increase in sales in the 1997 second quarter is attributable to Victor Electric Wire and Cable Corp., ("Victor"), which was acquired by the Company on May 7, 1997. Victor's sales from May 7, 1997 to June 30, 1997 were approximately $3,400,000.

  Costs of goods sold for the second quarter of 1997 of $4,131,590 increased $3,223,139 in the three months ended June 30, 1997 vis-a-vis the three months ended June 30, 1996. The reason for the increase in costs during the 1997 second quarter as compared to the 1996 second quarter is primarily due to the acquisition of Victor.

  Research and development expenses were $255,373 in the 1997 second quarter, which was $156,329 higher than in the 1996 second quarter. The reason for this increase in the 1997 second quarter is that the Company was capitalizing product development costs in the 1996 second quarter relating to the development of the golf shaft manufacturing facility in Vista, California.

  Selling, general and administrative expenses increased by $276,720 to $1,546,158 in the three months ended June 30, 1997 over the comparable period a year ago. The primary reason for this increase is the additional selling, general and administrative expenses, $283,000, incurred by the Company's new Victor subsidiary since its acquisition in May 1997.

  Litigation and restructuring costs in the 1997 second quarter were $1,270,000 while in the 1996 second quarter such expenses were not present. These 1997 restructuring reserves relate to the following: one, the cost of the pultrusion machine and deferred compensation agreements relating to the 1996 Vega, U. S. A. acquisition, $645,000; two, costs relating to the divestiture of Lion Golf in May 1997, primarily goodwill, $200,000; and three, costs relating to the finalization of the termination of the Wimbledon tennis racquet licensing relationship, $425,000.

  Interest expense for the second quarter of 1997 decreased by $62,136 to $713,850. This decrease reflects the Company's 1997 subordinated debt issuances where the imputed interest expense discount was less in the 1997 second quarter than in the 1996 second quarter.

  Interest income increased by $3,798 to $19,187 in the three months ended June 30, 1997, as compared to the same period one year ago because of the greater amount of money the Company had on deposit in interest bearing paper in 1997.

  Other income decreased $43,549 to zero in the 1997 second quarter. The primary reason for this decrease is that the Company's Lion Golf subsidiary settled a product trademark dispute with a competitor and received a lump-sum settlement of $40,000 from that entity in the 1996 second quarter.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO SIX
---------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 1996
--------------------------

  The Company's net loss from operations for the six months ended June 30, 1997 ("1997 first half") of $5,179,068 was approximately $1,280,000 more than its net loss from operations of $3,896,717 for the six months ended June 30, 1996 ("1996 first half"). The primary reason for this increase in the loss is that the Company expensed $1,270,000 relating to litigation losses and divestiture of assets and trademark licenses in the 1997 first half.

  Total sales during the 1997 first half were $4,874,956 compared to $1,927,344 in the 1996 first half. This increase of approximately $2,947,612 from the 1996 first half resulted from the Company's Victor subsidiary shipping approximately $3,406,000 of products in the 1997 first half. Offsetting this increase in sales in the 1997 first half was a decline in sales of the Company's subsidiary, Lion Golf of Oregon of approximately $518,000.

  Cost of goods sold increased $2,950,328 in the 1997 first half to $4,858,029. The reason for the increase in costs during the 1997 first half as compared to the 1996 first half is primarily due to the acquisition of Victor.

  Research and development expenses were $513,429 in the 1997 first half, an increase of $119,818 as compared to $393,611 in the 1996 first half. The reason for this increase is that the Company was capitalizing product development costs in the 1996 first half relating to the development of the golf shaft manufacturing facility in Vista, California. In the 1997 first half, this facility was being depreciated by the Company and product development costs were being expensed as incurred.

  Selling, general and administrative expenses decreased by $37,603 in the 1997 first half to $2,720,220, an insignificant fluctuation.

  Litigation and restructuring costs in the 1997 first half were $1,270,000 while in the 1996 first half such expenses were not present. These 1997 restructuring reserves relate to the following: one, the cost of the pultrusion machine and deferred compensation agreements relating to the 1996 Vega, U. S. A. acquisition, $645,000; two, costs relating to the divestiture of Lion Golf in May 1997, primarily goodwill, $200,000; and three, costs relating to the finalization of the termination of the Wimbledon tennis racquet licensing relationship, $425,000.

  Interest expense for the first half of 1997 was $735,780, while in 1996, it was $839,832, a decrease of $104,052. This decrease reflects the Company's 1997 subordinated debt issuances where the imputed interest discount was less in the 1997 first half than in the 1996 first half.

  Interest income in the 1997 first half was $43,434, an increase of $12,473 from the 1996 first half. The reason for this increase was the Company had a greater amount of money invested in interest bearing paper in 1997.

  Other income decreased $43,945 to zero in the 1997 first half. The primary reason for this decrease is that the Company's Lion Golf subsidiary settled a product trademark dispute with a competitor and received a lump-sum settlement of $40,000 from that entity in the 1996 first half.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

  At June 30, 1997, the Company had total assets of $12,686,648 and stockholders' equity of $2,725,845. Current assets were $5,877,589 and current liabilities were $5,947,818 resulting in a working capital deficit of approximately $70,000 which is a decrease of approximately $755,000 from December 31, 1996, when working capital was approximately $685,000. This decrease in working capital resulted from the Company's continued losses from operations in the 1997 first half.

  Cash and cash equivalents decreased by approximately $726,000 from December 31, 1996. This decrease is due primarily to the Company's use of approximately $3,281,000 to fund its operations, capital expenditures of approximately $166,000 and the expenditure of approximately $816,000 related to the purchase of Victor in May 1997. These expenditures were offset by the Company's raising of additional capital of approximately $3,116,000 along with net new debt incurred of $420,000.

  Accounts receivable increased by approximately $2,334,000. The primary reason for this increase is due to the Company's acquisition of Victor in May 1997.

  Inventories increased by approximately $775,000. This increase reflects the additional inventory the Company gained when it purchased Victor.

  Other current assets decreased by approximately $40,000 between June 30, 1997 and December 31, 1996, an insignificant fluctuation.

  Current portion of long-term debt increased by approximately $90,000. This increase reflects the Company's Victor subsidiary's new working capital line with Congress Financial Corporation, net of the assumption of the Bank of Cascades line of credit by the new owners of Lion Golf.

  Accounts payable and accrued expenses increased approximately $3,010,000 from $1,991,265 at December 31, 1996. This increase relates to the acquisition of Victor in May 1997.

  Long term debt increased approximately $2,445,000 to $2,805,785 at June 30, 1997. This increase results from the additional term debt relating to the Victor acquisition net of the long term debt assumed by the new owners of Lion Golf when this entity was divested by the Company as of May 31, 1997.

  Convertible debentures decreased to $1,207,200 at June 30, 1997 from $1,400,000 at December 31, 1996. This reflects the debenture holder's conversion of its debentures to common stock during the six months ended June 30, 1997, along with the issuance of an additional $3,210,000 of convertible debentures in February 1997.

  In the first six months of fiscal 1997, capital expenditures were approximately $840,000. These capital expenditures relate primarily to monies expended for the acquisition of Victor in May 1997.

  The Company generated revenues of approximately $4,900,000 in the first six months of fiscal 1997, and as a result, operations were not a total source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. Net funds provided by financing activities in the first half of fiscal 1997, after giving effect to the repayment of debt, totaled approximately $3,537,000 during the period ended June 30, 1997.

  The Company believes that funds provided by operations, cash on hand (approximately $475,000 at June 30, 1997), and monies, $1,000,000, raised from the sale of convertible debentures in August 1997 will be sufficient to meet the Company's near-term cash requirements. In addition, the Company has a binding commitment from the purchasers of the convertible debentures sold in August 1997 to purchase up to an additional $2,500,000 of convertible debentures prior to the end of the first quarter of fiscal 1998. (See Part II - Item 2(c).

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

                              QUADRAX CORPORATION


PART II - OTHER INFORMATION


       Item 1  Legal Proceedings

       Item 2(c)  Sale of Unregistered Securities

       Item 5     Other Information

                  Description of Business - Victor Electric Wire & Cable Corp.

       Item 6 - Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  10.1 Employment Agreement between Victor Electric Wire & Cable Corp. and John Palermo

                  27    Financial Data Schedule

             (b)  Reports on Form 8-K


         . On June 12, 1997, the Company filed a Form 8-K with respect to the its disposition of Lion Golf of Oregon, Inc., an Oregon corporation, pursuant to the terms of an Agreement for the sale of common stock dated as of May 31, 1997.

         . On July 18, 1997, the Company filed an amended Form 8-K with respect to the acquisition of Victor Electric Wire & Cable Corp. with the filing of the audited financials for Victor for the fiscal years ended June 30, 1996 and June 30, 1995. Also filed was the Company's unaudited pro-forma combing condensed consolidated balance sheets as of December 31, 1996 and March 31, 1997 and the related unaudited pro-forma combing condensed statements of operations for the year and three months then ended.

                              QUADRAX CORPORATION



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             QUADRAX CORPORATION
                                             -------------------
                                                  (Registrant)




          August 14, 1997                         /s/ James J. Palermo
-----------------------------------          -----------------------------------
          (Date)                             James J. Palermo, Chairman and
                                             Chief Executive Officer


          August 14, 1997                         /s/ Brooks R. Herrick
-----------------------------------          -----------------------------------
          (Date)                             Brooks R. Herrick, Executive Vice
                                             President, Chief Financial Officer
                                             (Principal Accounting Officer)

PART II

Item 1. Legal Proceedings

     The lawsuit of Power Stick Manufacturing, Inc. v. Quadrax Corporation, No. CA 97-CV-020-T, United States District Court of Rhode Island, was determined adversely by a jury in June, 1997. Under the judgment, the Company was ordered to turn over possession of the hockey stick pultrusion machine purchased by Quadrax in June, 1996, to Power Stick Manufacturing, Inc. This was done on July 7, 1997. In addition, the jury awarded Power Stick damages of $150,000. The court has not entered this damage verdict, pending completion of the second phase of the suit which is limited to Power Stick's claims of patent infringement against the Company. The Company believes that it has meritorious defenses to such claims. The plaintiff has not taken any further action with respect to pursuing its claims. See Note 7 of Notes to the unaudited financial statements included in this report concerning charges to the Company's assets and earnings incurred in the second quarter as a result of this verdict.


Item 2(c) - Sales of Unregistered Securities

     On August 4, 1997 the Company contracted to sell to one accredited investor, in a private offering pursuant to Rule 506 of Regulation D under the Securities Act of 1933, up to $3,500,000 principal amount of Convertible Debentures, together with attached warrants to purchase up to 700,000 shares of the Company's common stock at an exercise price of $0.59 per share at any time prior to August 4, 2000.

     The Company sold one debenture with a principal amount of $1,000,000 at its principal face amount for cash. Such debenture is due August 4, 1999, and bears interest at an annual rate of 8% (the "Initial Debenture"). The number of shares issuable upon conversion of the Initial Debenture is determined by dividing the principal amount of the Initial Debenture being converted by 80% of the average closing bid price for the Company's Common Stock for the ten (10) trading days immediately preceding the date of conversion of the Debenture (the "Market Price"). The holder may, at its option, convert the Initial Debenture into shares of Common Stock beginning on the earlier of 60th day following the date of issuance of the Initial Debenture and the effective date of a registration statement registering such Common Stock for resale by such holder. The purchaser is obligated to purchase the remaining Debentures (the "Additional Debentures") in a series of tranches (as directed by the Company by ten (10) days prior written notice) commencing thirty (30) days after the effective date of such registration statement. The Additional Debentures will bear interest at a rate of 4% rather than 8%, and shall each be due two years from their respective dates of issuance. The Additional Debentures issued in each such tranche will be not less than $50,000 nor in excess of $200,000 principal amount, and must be purchased by the purchaser subject only to certain external market conditions. Management of the Company believes all of the Additional Debentures will be purchased by the purchaser within twelve (12) months from the date of the initial closing. The Company is obligated to require the purchaser to purchase at least an additional $1,250,000 principal amount of Additional Debentures by August 4, 1998, or else the Company must issue the purchaser an additional warrant to purchase an additional 300,000 shares of the Company's Common Stock on terms identical to the 700,000 share warrant issued at the initial closing. The number of shares issuable upon conversion of the Additional Debentures will be determined by dividing the principal amount of the Additional Debentures being converted by the lesser of (i) 84% of the Market Price on the date(s) of issuance of such Additional Debentures, or (ii) 100% of the Market Price on the date of issuance of the Initial Debenture, or $0.472 per share. The Additional Debentures will be convertible immediately upon issuance. In no event may the Initial Debenture and the Additional Debentures, taken together, convert into a number of shares of Common Stock which exceeds 20% of the number of shares of Common Stock outstanding on the date of the first closing (43,171,731 shares). The purchaser was granted demand registration rights for the shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants.

     A selling commission of 7% of the principal amount sold was paid to Jesup & Lamont Securities Corporation, together with a 1% non-accountable expense allowance. Jesup & Lamont also received 100,000 shares of the Company's common stock, with the same registration rights as given to the purchaser of the debentures.

ITEM 5. OTHER INFORMATION - Acquisition of Victor Electric Wire & Cable Corp.

     On May 7, 1997, the Company acquired sole ownership of Victor Electric Wire & Cable Corp. ("Victor") by means of the purchase of all of the issued and outstanding stock of Victor's holding-company parent from the former owner. The purchase price for Victor consisted of $720,000 cash and the assumption of approximately $2,800,000 in existing bank debt. Terms of the purchase were determined by arm's-length negotiations between the Company and the seller, which had no prior business or personal relationships.

     The source of the funds for the cash portion of the purchase price was a portion of the net proceeds from the Company's February 1997 private placement of convertible debentures.

     The existing bank debt was refinanced at closing by means of Victor entering into a new revolving and term credit agreement with Congress Financial Corp. (New England) ("Congress"). The loan agreement with Congress provides for a three-year revolving credit facility of up to $3,550,000 drawable against a percentage of accounts receivable and inventory, a $950,000 fully amortizing five year term loan and an equipment financing facility of up to $500,000, also based upon a five year fully-amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The Company has guaranteed all of the obligations of Victor to Congress.

BUSINESS OF VICTOR

     Victor, located in Coventry, Rhode Island, is a vertically-integrated manufacturer of electric power cordsets and interconnect cables, primarily for original equipment manufacturers of small appliances.

     Manufacturing Process.
     ----------------------

     Victor manufactures its cordsets by drawing raw copper rods into fine wire, and then stranding such fine wire into heavier cables of varying thicknesses depending upon customer specifications. The stranding cables are insulated with a PVC plastic and rubber compound, and then molded to plugs to create the finished product. Every component except blades (prongs) and insulating compound, consisting of PVC plastic and rubber, is manufactured by Victor at its plant.

     Product Lines.
     --------------

     Victor produces a wide variety of cordsets and all cordsets are produced in response to a specific customer order.

     Customers.
     ----------

     Victor sells its products to approximately 150 customers. Currently, approximately 60% of sales are to nationally recognized manufacturers of small consumer appliances. The remainder of sales are made to a combination of electronic, medical and interconnect device manufacturers. During the year ended December 31, 1996, two customers each accounted for more than 10% of total sales, with sales to both customers totalling 35% of total sales.

     Competition.
     ------------

     Victor is ISO 9002 certified. Victor competes by means of aggressive pricing, new product development, high quality and exceptional service. Victor's principal domestic competitors are

Belden, Leviton and Komar. There are numerous overseas competitors as well, principally in Mexico and China. Many of such competitors are larger and better financed than Victor, and have significantly greater manufacturing and marketing resources than does Victor. Victor believes that its long-established reputation for quality and reliable delivery are key competitive assets.

     Raw Materials
     -------------

     Victor's key raw material ingredients are copper and insulating compound (consisting of PVC and rubber). All such materials are commodities available from several sources. However, as commodities, the prices for both raw copper and plastic resins are volatile and respond to both general economic conditions, and supply and demand conditions for commodities specifically. Victor's management uses a variety of approaches to manage copper prices which they believe minimize Victor's commodity pricing risks, however, there can be no assurance that the approaches used will be effective to adequately insulate Victor against such pricing risks.

     Sales and Marketing
     -------------------

     Victor sells primarily through four sales representative organizations. However, numerous "house" accounts are managed by an inside sales group.

     Victor's business is historically seasonal, with sales strongest in the months of May through September as its customers place orders for goods to be sold by them during the year-end holiday buying season. Victor's management plans to target new market segments and develop new products to reduce seasonality and increase total sales.

     Intellectual Property
     ---------------------

     Victor has been awarded several patents in its fifty-year history, one of which remains in effect. Victor also holds several trademarks. While Victor's trademarks are widely recognized in the industry, management does not consider its intellectual property assets to be material to the business. Victor does not require any licensed technology from any third party.

     Employees.
     ----------

     At June 30, 1997, Victor employed 275 full-time employees, of which 225 are represented by the International Brotherhood of Electrical Workers. Victor and the union executed a new three-year collective bargaining agreement in late April, 1997. Management considers its labor relations to be excellent.

     Legal Matters.
     --------------

     Victor is subject to product liability litigation on a recurring basis from persons suffering shocks from electrical appliances and other product failures. Victor maintains insurance coverage against such liabilities in amounts which, in the opinion of management, are adequate against the risks assumed.

     Victor is currently a co-defendant in Mickle v. Cooper Industries, Inc. et al. (USDC, PA No. 97-3572) a lawsuit brought by an employee of a company who was allegedly injured while using a soldering iron in the course of her employment when it shorted and she received an electical shock. The soldering iron which allegedly caused the injury was manufactured by Weller Wire, and the electric power cordset attached to the soldering iron was manufactured by Victor.
Claimed damages have not been quantified.

     Facility.
     --------

     Victor operates out of a four-story, single location, leased facility in Coventry, Rhode Island, containing approximately 200,000 square feet of manufacturing and office space. Victor has been located in such facility for approximately 50 years. The Company believes that this facility will be adequate to meet Victor's office and production needs for the foreseeable future. The facility is leased from a third-party landlord on a "triple net" basis at an annual base rental of approximately $240,000. Such lease expires December 31, 2001.

MANAGEMENT

     John Palermo, President and Chief Executive Officer.   From 1989 until his
employment by Victor, John Palermo served as Chief Executive Officer (1989-1994) and President (1994-1997) of Kenney Manufacturing Company, a manufacturer of custom window coverings. From 1976 until 1989, John Palermo held various senior accounting and finance positions with Riley Consolidated, Inc., a subsidiary of Ashland Oil, Inc., and from 1965 until 1976, he held various finance positions with Westinghouse Electric Corporation. John Palermo received a B.S. in Finance from Northeastern University. John Palermo is the brother of James Palermo, the Chairman and Chief Executive Officer of the Company. John Palermo's selection as President and Chief Executive Officer of Victor, and the terms of his employment agreement with Victor, was unanimously approved by the independent directors of the Company.

     James Newton, Chief Financial Officer. Mr. Newton has been Victor's Chief Financial Officer since 1991. From 1989 through 1990, Mr. Newton was Controller of Astra Corporation, a manufacturer of electrical transformers. From 1977 until 1989, Mr.

Newton was Controller of Collyer Insulated Wire, a manufacturer of wire and cable products. From 1969 through 1977, Mr. Newton was Assistant Controller of Metalized Ceramics Corporation, a small electronics manufacturer. Mr. Newton has a B.S. in Business Administration from Bryant College.

     Paul Jakoboski, Vice President, Sales and Marketing. Mr. Jakoboski has been Victor's Vice President, Sales and Marketing since 1997. Mr. Jakoboski joined Victor in 1996 as National Sales Manager. Form 1994 to 1996, he was Account Manager for IMS, Inc. a distributor of wire and cable. From 1992 to 1994, he served as General Manager in SL&R, a company specializing in the sale of contract goods to designers and architects. Mr. Jakoboski previously worked in marketing and operations management for Excelsior Wire Corporation and Storm Products Company at various times from 1979 through 1990.

     Management Compensation
     -----------------------

     John Palermo, Victor's Chief Executive Officer, is employed under a three-year employment agreement which provides for a base annual salary of $215,000 per year. Such annual salary is subject to annual review by the Board of Directors with respect to increases. In addition, John Palermo may receive a bonus based upon criteria to be developed by the Board of Directors of the Company following approval of Victor's strategic plan. John Palermo also received options to purchase 150,000 shares of the Company's common stock, vesting in three stages ending December 31, 1998, and receives such fringe benefits as are made available to other senior executives of Victor. Victor also has agreed to pay the premium on an existing life insurance policy for John Palermo. John Palermo's employment agreement contains a non-competition provision which extends through the end of Mr. Palermo's employment term.

RISK FACTORS ASSOCIATED WITH THE BUSINESS OF VICTOR

       Raw Materials Availability and Commodity Pricing.
       -------------------------------------------------

     The copper and plastic and rubber used to create the insulating compound used by Victor as raw materials are subject to substantial price fluctations. The copper industry and the plastics industry are both cyclical in nature and prices for Victor's raw materials are influenced by numerous factors beyond the control of Victor, including general economic conditions and competition. While Victor expects that there will continue to be an abundance of copper and insulating compound for use in the production of its electric power cordsets, there can be no assurance that adequate quantities will be available or that prices Victor may be required to pay for raw materials will allow Victor to operate at a profit.

       No Long-term Agreements with Suppliers or Customers and Dependence on
       ---------------------------------------------------------------------
       Significant Suppliers and Customers.
       ------------------------------------

     Victor is dependent on third party relationships with several suppliers of copper and plastic resins, the raw materials necessary to the business of Victor. While Victor has long-term supply arrangements for a portion of its copper requirements, Victor does not presently have any long term agreements with its suppliers of plastic and does not anticipate the execution of any long-term agreements with these suppliers in the future. Victor believes that it has alternative sources of supply available to it in the event that its requirements change or its current suppliers are unable or unwilling to fulfill Victor's needs. Nevertheless, there can be no assurance that alternative suppliers will be available upon terms comparable to Victor's existing arrangements.

     Victor also does not presently have any long-term agreements with its customers and does not anticipate the execution of any long-term agreements in the future. During the year ended December 31, 1996, Victor's two largest customers each accounted for more than 10% of total sales, with sales to both customers totalling 35% of total sales. Victor's existing operations and plans for future growth anticipate the continued existence of relationships with its current customers.

     Seasonality; Fluctuations in Quarterly Results.
     -----------------------------------------------

     Victor's business is seasonal as its customers place the majority of their orders with Victor in May through September so that the customers receive the electric power cordsets in time to utilize them in the manufacture of goods to be sold by such customers during the year-end holiday buying season. Accordingly, net revenues for Victor are typically strongest in the second and third quarters. As Victor's profitability significantly depends on sales made in the second and third quarters, Victor's operations could be materially adversely affected by an economic downturn in any second or third quarter. Net revenues in other quarters are generally lower and vary significantly as a result of customers requirements for new types of electric power cordsets and other factors. There can be no assurance that Victor will achieve consistent profitability on a quarterly or an annual basis.

     Competition.
     ------------

     The industry in which Victor competes is highly competitive. Victor is ISO 9002 certified, and competes with other companies that are also ISO 9002 certified, many of which are larger and better financed than Victor, and have significantly greater manufacturing and marketing resources than does Victor. Victor's domestic competitors include Belden, Leviton and Komar. There are also numerous overseas competitors. While Victor believes that its long-established reputation for quality and reliable delivery are attractive features to potential customers, there can be no assurance that Victor can capture an adequate competitive customer base to sustain profitibility, or that other companies will not provide superior products in both price and quality.

     Environmental Regulation.
     -------------------------

     Federal, state and local environmental laws apply to the activities of Victor and to the products its produces. Violations of statutes, regulations or environmental permit requirements, even if unintentional, can result in significant fines, costs, revocation of required licences or permits or requirements for remedial work. Victor's present and planned activities are, or may become, subject to regulation under various federal, state and local environmental laws and regulations, including laws and regulations that may be adopted in the future. Such regulations may materially adversely affect Victor's existing or planned operations. Any failure of Victor to comply with the requirements of these environmental laws and regulations, even if unintentional, could give rise to liabilities, penalties or fines which could have a material adverse effect on the business or financial condition of Victor.

     Product Liability and Other Claims.
     -----------------------------------

     Victor may be subject to substantial products liability costs if uninsured claims arise of out of problems associated with the products of Victor. Victor is subject to product liability litigation on a recurring basis from persons suffering shocks from electrical appliances. Victor maintains insurance coverage against such liabilities in amounts which, in the opinion of management, are adequate against the risks assumed. There can be no assurance that Victor's insurance arrangements can be maintained over time, or if maintained, will be effective to insulate the assets of Victor from such claims.

     Unionized Employees
     -------------------

     At June 30, 1997, Victor employed 225 full time employees who are represented by the International Brotherhood of Electrical Workers. Victor and the union executed a new three-year collective bargaining agreement in late April 1997. There can be no assurance that Victor will be able to renew such collective bargaining agreement after its expiration, or that such renewal will be on terms as favorable as those currently in existence. In addition, Victor's operations could be materially adversely affected in the event a strike is called by the union for an extended period of time.