Form 10QSB/A
period 1997-03-31
QUADRAX CORP
filed 1997-10-23
CIK 814273

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




                              Quadrax Corporation

                        Consolidated Balance Sheets
                                 (Unaudited)

                                   ASSETS




                                           March 31,        December 31,
                                             1997              1996
                                         ----------        -------------
Current assets:
Cash and cash equivalents               $ 2,523,697          $ 1,200,063
Accounts receivable, net of
 allowances for doubtful accounts
 of $219,000                                913,797              883,005
Inventories                               1,372,491            1,266,074
Other current assets                        127,091              184,848
                                         ----------           ----------
TOTAL CURRENT ASSETS                      4,937,076            3,533,990
                                         ----------           ----------
Property and equipment, at cost:
  Machinery and equipment                 4,631,029            4,618,313
  Office equipment                          919,245              910,895
  Leasehold improvements                  1,090,087            1,089,119
                                         ----------           ----------
                                          6,640,361            6,618,327
Less accumulated depreciation and
  amortization                           (3,661,723)          (3,467,661)
                                        -----------          -----------
NET PROPERTY AND EQUIPMENT                2,978,638            3,150,666
                                        -----------          -----------
Goodwill, net of amortization
 of $9,923 and $7,903, respectively         108,630              110,651
Other assets                                284,545              268,179
Deferred assets, net of amortization
 of $72,771 and $70,600, respectively       229,472              236,238
                                         ----------          -----------
TOTAL ASSETS                            $ 8,538,361          $ 7,299,724
                                         ==========           ==========


                          See accompanying notes.



                          Quadrax Corporation

                      Consolidated Balance Sheets
                                (Unaudited)

                  LIABILITIES AND STOCKHOLDER'S EQUITY


                                           March 31,           December 31,
                                             1997                  1996
                                         -----------           ------------

Current liabilities:
  Accounts payable                          $914,212            $  685,212
  Accrued expenses                           891,905             1,306,053
  Current portion of long-term debt          836,863               856,904
                                          ----------           -----------
TOTAL CURRENT LIABILITIES'                 2,642,980             2,848,169

Long-term debt, less current
 portion                                     318,330               360,739
Convertible debentures payable             3,960,000             1,400,000
                                         -----------           -----------
TOTAL LIABILITIES                          6,921,310             4,608,908
                                         -----------           -----------
Stockholders' equity:
  Common stock                                   313                   298
  Additional paid-in capital              69,181,603            68,701,531
  Retained earnings (deficit)            (65,288,745)          (63,757,759)
                                         -----------            ----------
                                           3,893,171             4,944,070
Less:
  Treasury stock, at cost                 (1,125,969)           (1,125,969)
  Unearned compensation and
   deferred expenses                        (462,799)             (504,193)
  Notes receivable for options              (687,352)             (623,092)
                                         -----------            ----------
TOTAL STOCKHOLDERS' EQUITY                 1,617,051             2,690,816
                                         -----------            ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $8,538,361            $7,299,724
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


2.Debt

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


3.Shareholders Equity

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



4.Earnings Per Share

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



 The inability of Lion Golf of Oregon, a wholly owned subsidiary, to achieve the same level of sales in the first quarter of 1997 versus the same quarter in 1996 came as a result of the subsidiary losing its primary working capital lender and not being able to find a suitable replacement lender in time to provide working capital to build inventories for the new product season. With regards to the sales decrease in the first quarter of 1997 versus 1996 from the lacrosse business, the Company's major lacrosse stick customer was unable to penetrate the market place as planned. Quadrax was not successful in finding a replacement OEM customer in the lacrosse business. Both of the foregoing events have caused the Company to reassess its present sporting goods product offerings and to move toward other sporting goods products which are expected to provide better opportunities for sales growth in the future.



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



Victor Electric Wire and Cable will serve as a solid foundation to augment our continued growth efforts in consumer markets. The acquisition was made to add significant revenue to Quadrax, add
$1.9 million of net worth and $8.3 million in assets to Quadrax's balance sheet. Also, the acquisition of Victor has created a banking relationship that may become more valuable to Quadrax if Quadrax grows. Victor Electric Wire and Cable hopes to gain market share with the management already in place which may generate more revenue, profit and cash.





                      QUADRAX CORPORATION



                           SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   QUADRAX CORPORATION
                                        (Registrant)








     October 22, 1997                        /s/ James J. Palermo
     (Date)                                      James J. Palermo,
                                                 Chairman and
                                                 Chief Executive Officer



     October 22, 1997                        /s/ Brooks R. Harrick
     (Date)                                      Brooks R. Harrick,


                                                 Executive Vice President,
                                                 Chief Financial Officer
                                                (Principal Accounting Officer)