Form 10QSB/A
period 1997-06-30
QUADRAX CORP
filed 1997-10-23
CIK 814273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.   20549

                                  FORM 10-QSB/A


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


7. Pro-Forma Financial Statements
   ------------------------------

   As discussed in Note 5 to these unaudited condensed consolidated financial statements, the Company on May 7, 1997, acquired Victor Electric Wire and Cable Co., Inc., "Victor". Subsequently, as of May 31, 1997, the Company completed its disposition of Lion Golf of Oregon, Inc., "Lion Golf", which transaction is discussed more fully in Note 6 to these unaudited condensed consolidated financial statements.

   The following unaudited pro forma financial information assumes the acquisition and disposition of these entities occurred at the beginning of each of the fiscal periods presented. This information is not necessarily indicative either of results of operations that would have occurred had the purchase and sale been made during the periods presented, or of future results.

   Pro Forma (unaudited)
   ---------------------

                         Three Months Ended June 30,      Six Months Ended June 30,
                         ---------------------------      -------------------------
                              1997         1996               1997         1996
                              ----         ----               ----         ----
   Net sales              $4,790,530    $4,957,955         $8,319,229   $8,710,753

   Income (Loss) From
       Operations        ($3,229,428)  ($1,000,838)       ($4,799,547) ($2,699,337)

   Net Loss              ($3,957,866)  ($2,185,396)       ($5,626,380) ($3,934,634)

   Net Loss per Common
       Share                  ($0.11)       ($0.10)            ($0.16)      ($0.19)


8. Litigation and Restructuring Costs
   ----------------------------------

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

   The Company contracted for the fabrication of a new pultrusion machine which it expects to be delivered at the end of the third quarter of 1997. At this time, the Company anticipates financing the machine acquisition. Quadrax plans to continue to fabricate pultrusion hockey sticks. We anticipate our backlog will remain intact until we have the new machine in place and operating.

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

  Total sales during the 1997 second quarter were $4,249,702 compared to $840,327 in the 1996 second quarter, an increase of $3,409,375. This increase in sales in the 1997 second quarter is attributable to Victor Electric Wire and Cable Corp., ("Victor"), which was acquired by the Company on May 7, 1997. Victor's sales from May 7, 1997 to June 30, 1997 were approximately $3,400,000. During the second quarter of 1997, there was a shift in sporting goods sales from Lion Golf products to Quadrax sporting goods products. The negative impact on the second quarter sales as compared to the same quarter in 1996 resulting from the disposition of Lion Golf was offset in part by increased sales during the quarter of hockey sticks, golf shafts and outside tape sales.

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


  Total sales during the 1997 first half were $4,874,956 compared to $1,927,344 in the 1996 first half. This increase of approximately $2,947,612 from the 1996 first half resulted from the Company's Victor subsidiary shipping approximately $3,406,000 of products in the 1997 first half along with approximately $220,000 of increased sales for the quarter of Quadrax's Sports Products. Offsetting these increases in sales in the 1997 first half was a decline in sales of the Company's subsidiary, Lion Golf of Oregon of approximately $679,000.

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

       Item 2(c)  Sale of Unregistered Securities

       Item 5     Other Information

                  Description of Business - Victor Electric Wire & Cable Corp.

       Item 6 - Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  10.1 Employment Agreement between Victor Electric Wire & Cable Corp. and John Palermo*

                  27    Financial Data Schedule*

             (b)  Reports on Form 8-K

         *  Previously Filed.

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




          October 22, 1997                        /s/ James J. Palermo
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