Form 10KSB/A
period 1996-12-31
QUADRAX CORP
filed 1997-10-24
CIK 814273

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              FORM 10-KSB/A




   AMENDMENT No. 1


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

     The Company also has the ability to form its multiply laminates into three-dimensional piece parts in order to generate additional demand for the Company's tape products. Examples of products made by the Company from multiply laminates are shoe inserts and helicopter flooring.


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




ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


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





                                  (Dollars in thousands, except per share data)
                                                    Year Ended
Statement of operations data:           December 31, 1996  December 31, 1995

Total revenue                                    $  3,568       $  4,635
                                                    -----          -----
Cost of goods sold                                  3,674          3,413
Research and development expense                      503          1,546
Selling, general and administrative expense         4,971          5,050
Depreciation and amortization                         774            944
Interest expense                                    1,881          1,190
Restructuring costs                                 1,325          2,600
                                                   ------         ------
Total Expenses                                     13,128         14,743
                                                   ------         ------
Net loss from continuing operations               ($9,560)      ($10,108)
                                                   ======         ======
Net loss per common share from continuing operations($0.40)       ($0.71)

Weighted average common shares outstanding         23,922         14,265


                                                       December 31,
Balance sheet data:                                 1996         1995

Working capital                                    $  686       $ 1,994
Total assets                                        7,300         8,800
Long term liabilities                               1,761         2,606
Total stockholders' equity                          2,691         2,708



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

    During fiscal 1996,
most of the Company's development costs were associated with product development costs attributed to developed products that were being introduced into the market place. Development costs associated with developed products are categorized as manufacturing development costs and become part of the cost of sales. However, in 1995, the development costs were associated with developing products and are categorized as Research and Development costs and stated separately in the revenue statement. The higher R&D costs experienced in 1995 were associated with more of the Company's efforts being associated with design and feasibility studies for potential products and uses for the Company's composite materials.



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

In fiscal 1996, capital expenditures were approximately $

   1,800,000

   .  The
Company anticipates capital expenditures in 1997 of approximately $1,000,000 for the purchase of an additional thermoplastic tape manufacturing line. This acquisition will be paid for through equipment leasing programs and from funds raised through the private placement of the Company's securities.

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


ITEM 7.FINANCIAL STATEMENTS.

The Consolidated Financial Statements of the Company as of December 31,
1996 and December 31, 1995 and for the fiscal years ended December 31, 1996 and December 31, 1995 are set forth following page F-1 hereof.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None




                                Part III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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


ITEM 10.EXECUTIVE COMPENSATION.

Information with respect to this item may be found in the section captioned "Remuneration of Executive Officers and Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 1997. Such information is incorporated herein by reference.


ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 1997. Such information is incorporated herein by reference.


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to this item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 1997. Such information is incorporated herein by reference.




                                  Part IV


ITEM 13.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)Financial Statements. Reference is made to page F-1 for all financial statements filed as part of this report.


(b)Reports on Form 8-K. The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission since November 16, 1996, the date of the Company's Form 10-Q for its third quarter:

  On November 18, 1996, the Company issued a press release announcing that it had relinquished the license to utilize the Wimbledon trademark in the United States for tennis rackets.


(c)Exhibits. The Exhibits that are filed with this report, or that are incorporated herein by reference, are set forth in the Exhibit Index beginning on page E-1.






                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


QUADRAX CORPORATION


By: /s/ James J. Palermo

    Date:  October 22, 1997


James J. Palermo, Chairman and
Chief Executive Officer



By: /s/ Brooks R. Herrick                      Date: October 22, 1997
Brooks R. Herrick,


Senior Vice-President and Chief Financial Officer


Pursuant with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


/s/ James J. Palermo

    Date: October 22, 1997


James J. Palermo
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)



/s/ Brooks R. Herrick                          Date: October 22, 1997
Brooks R. Herrick


Executive Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)





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
Less:
  Treasury stock, at cost; 656 shares of
    Original convertiblepreferred stock and
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


                                         NET LOSS ($ 9,559,568)($10,107,713)

                        NET LOSS PER COMMON SHARE     ($0.40)     ($0.71)

       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   23,922,373   14,265,310






            See accompanying notes to the consolidated financial statements.

                                                                 Quadrax
Corporation

                                     Consolidated Statement of Owners' Equity




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

================================================================================
=========



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

================================================================================
====


                    See accompanying notes to the financial statements

                                      Quadrax Corporation

                              Consolidated Statements of Cash Flows




                                                          Year Ended
                                                  December 31,   December 31,
                                                      1996           1995

Operating Activities

Net loss                                          ($  9,559,568)($10,107,713)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization of fixed assets      633,068      531,057
     Amortization of intangibles                        136,591      144,142
     Amortization of deferred expense                   135,576       40,767
     Common stock issued for expenses                   180,620    1,137,723
     Common stock issued for interest (Note 12)       1,635,714    1,109,589
Write down of restructured assets                       611,541      813,783
Termination of former chief executive officer
    (Note 9)                                              -0-        213,296
Cash acquired in corporate acquisitions                   -0-        151,518
Other assets reclassified as cash                         -0-        100,000
  Increase (decrease) in cash resulting
    from changes in:
    Accounts receivable                                 382,296     (578,713)
    Inventories                                         200,739      421,479
    Other current assets                                (50,651)     (27,131)
    Accounts payable                                   (185,776)    (398,249)
    Accrued expenses                                    105,274     (373,070)
                                                       ---------    ---------
Net cash used in operating activities               ($5,774,576) ($6,821,522)










        See accompanying notes to the consolidated financial statements.

                              Quadrax Corporation

                                                        Year Ended
                                                December 31,     December 31,
                                                   1996             1995

Investing Activities
Capital expenditures                            (1,792,793)      (160,957)
Other intangible assets                            (33,752)       (35,786)
                                                 ---------       --------
Net cash used in investing activities           (1,826,545)      (196,743)

Financing Activities
Net proceeds from sale of stock
  and warrants                                   3,187,432      6,413,034
    Issuance of debt instruments                    95,579          -0-
Issuance of convertible debentures, net of costs 3,477,889      2,910,000
Payment of note to related party                  (300,000)         -0-
Repayment of debt                                 (273,271)       (73,935)
                                                 ---------      ---------
Net cash provided by financing activities        6,187,629      9,249,099

Net increase (decrease) in cash and cash
  equivalents                                   (1,413,492)     2,230,834
Cash and cash equivalents at beginning of
  period                                         2,613,555        382,721
                                                 ---------      ---------
Cash and cash equivalents at end of period      $1,200,063     $2,613,555
                                                 =========      =========




Supplemental cash flow information:

Cash interest paid                               $239,550         $14,765








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

    The Company
periodically reviews its inventories to determine obsolete items in light of its marketing and business plans. At the time obsolescence is ascertained, inventory items are written down to their net realizable values.



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

    Costs relating to patent
applications are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.




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

2.Accrued Expenses

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

3.Inventories

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




As of December 31, 1996, the Company's wholly owned subsidiary established a reserve for inventory obsolescence of $260,000. The Company believes that the write down is adequate. However, no assurances can be given as to the reserves adequacy should business levels be significantly lower than anticipated.




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

Stock Option activity for the two prior years is summarized as follows:



                                           Price Per     Weighted Average
                              Options       Share         Price Per Share

Outstanding at
 December 31, 1994           1,272,703  $1.00 to $8.40      $1.84
  Granted at market            805,267  $0.68 to $2.03      $1.21
  Granted below market         100,000  $0.10               $0.10
  Exercised                   (293,826) $1.00 to $ 1.56     $1.43
  Canceled and forfeited       (11,749) $1.56 to $ 5.50     $3.58
                             ---------
Outstanding at
 December 31, 1995           1,872,395  $0.10 to $ 8.40     $1.56
  Granted                    1,565,500  $0.68 to $ 1.81     $1.07
  Exercised                 (1,207,767) $0.10 to $ 8.40     $1.22
  Canceled and forfeited      (174,712) $0.68 to $ 8.40     $4.29
                             ---------
Outstanding at
 December 31, 1996           2,055,416  $0.68 to $ 3.35     $0.92

At December 31, 1996, options to purchase 1,726,306 shares were exercisable under all option plans.

The Company follows APB Opinion 25, Accounting for Stock Issued to Employees, to account for stock option and employee stock purchase plans. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS Statement 123, Accounting for Stock-Based Compensation, pro forma net income and earnings per share would have been:

     Year ended December 31,          1996              1995


     Pro forma net loss             $10,467,550      $10,542,241
     Pro forma loss per share           (.44)             (.74)


The weighted average Black-Scholes value of options granted under the stock option plans during 1995 and 1996 was $0.48 and $0.58. Value was estimated using an expected life of 18 months, no dividends, volatility of 113% and risk free weighted average interest rates of 4.80% and 5.35% in 1995 and 1996, respectively.




6.Debt

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
                                             ==========        ==========


9. Related Party Transactions


The Company during fiscal year 1995, finalized the termination of its founder and former chief executive officer, Mr. Richard A.
Fisher.  This agreement called for amongst other things:

1)A final payment to Mr. Fisher of $74,000 in February 1996 for full and complete payment of his consulting agreement to December 31, 1995.

2)A final payment to Mr. Fisher of $300,000 in February 1996 as full and complete payment for the purchase of the original convertible preferred stock which liability the Company assumed from Conagher & Co. in February 1995 to obtain voting control.

3)Allowed Mr. Fisher to offset his liability to the Company of $675,000 for the purchase of common stock via stock options against the Company's liability, $675,000, to him for entering into a five year non-competition agreement with the Company in fiscal 1994.


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

During fiscal year 1996, the Company expensed an additional
$1,325,000 for restructuring costs to cover the costs of terminating the Wimbledon racquet license, $360,000, legal and professional costs relating to business divestitures and personnel
terminations,

    $715,000 and the write-off of McManis Sports production molds and designs, $250,000.

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