Form 10QSB
period 1997-09-30
QUADRAX CORP
filed 1997-11-14
CIK 814273

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.   20549

                                      FORM 10-QSB

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
         For the period ended September 30, 1997

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

     Class                    Outstanding at October 31, 1997

     Common Stock, par value         45,587,006 shares
     $.000009 per share

                      QUADRAX CORPORATION

                     INDEX TO FORM 10-QSB


     Part I - Financial Information                   Page

Item 1
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets                 3-4
 at September 30, 1997 and at December 31, 1996

Condensed Consolidated Statements of Operations       5
for the three and nine months ended
September 30, 1997 and September 30, 1996

Consolidated Statements of Additional Paid In         6
Capital for the nine months ended September 30, 1997 and September 30, 1996

Condensed Consolidated Statements of Cash Flows        7-8
for the nine months ended September 30, 1997
and September 30, 1996

Notes to Condensed Consolidated Financial Statements   9-13


Item 2

Management's Discussion and Analysis of Financial      14-19
Condition and Results of Operations




Part II - Other Information



Item 6

Exhibits and Reports on Form 8-K                        20


Signatures                                              21








                                   Quadrax Corporation

                               Consolidated Balance Sheets

                                       (Unaudited)

                                         ASSETS




                                                September 30,     December 31,
                                                   1997                 1996

Current assets:
Cash and cash equivalents                        $270,957          $ 1,200,063
Accounts receivable, net of allowances
for doubtful accounts of $399,000 and $219,000,
respectively                                    3,355,242              883,005
Inventories                                     2,489,335            1,266,074
Other current assets                              182,444              184,848
                                                ---------           ----------
                         TOTAL CURRENT ASSETS   6,297,978            3,533,990


Property and equipment, at cost:
Machinery and equipment                         8,324,569            4,618,313
Office equipment                                  935,371              910,895
Leasehold improvements                          1,131,228            1,089,119
                                                ---------            ---------
                                               10,391,168            6,618,327
Less accumulated depreciation and amortization (4,176,364)          (3,467,661)
                                                ---------            ---------
NET PROPERTY AND EQUIPMENT                      6,214,804            3,150,666

Goodwill, net of amortization of  $7,903 at
    December 31, 1996                                   0              110,651

Other assets                                      343,275              268,179

Deferred assets, net of amortization of
$50,240 and $70,600, respectively                 308,982              236,238
                                                ---------             --------
TOTAL ASSETS                                  $13,165,039           $7,299,724
                                               ==========            =========





                               See accompanying notes

                                Quadrax Corporation

                            Consolidated Balance Sheets
                                    (Unaudited)




                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                September 30,      December 31,
                                                    1997              1996
 Current liabilities:
  Accounts payable                           $    3,210,219      $    685,212
  Accrued expenses                                1,735,886         1,306,053
  Current portion of long-term debt               1,177,795           856,904
                                                  ---------         ---------
                    TOTAL CURRENT LIABILITIES     6,123,900         2,848,169


 Bank and other debt, less current portion        3,267,731           360,739
 Convertible debentures payable                   1,700,000         1,400,000
                                                  ---------         ---------
                            TOTAL LIABILITIES    11,091,631         4,608,908


 Stockholders' equity:

  Common stock                                          415               298
  Additional paid-in capital                     74,775,881        68,701,531
  Retained earnings (deficit)                   (70,821,328)      (63,757,759)
                                                 ----------       -----------
                                                  3,954,968         4,944,070
  Less:
  Treasury stock, at cost                        (1,125,969)       (1,125,969)
  Unearned compensation and deferred expenses      (155,011)         (504,193)
  Notes receivable for options                     (600,580)         (623,092)
                                                   --------         ---------
                    TOTAL STOCKHOLDERS' EQUITY    2,073,408         2,690,816
                                                  ---------         ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $13,165,039        $7,299,724
                                                 ==========         =========




                                  See accompanying notes.

                                   Quadrax Corporation
                       Condensed Consolidated Statements of Operations
                                      (Unaudited)


                Three Months Ended September 30, Nine Months Ended September 30,

                          1997         1996*            1997           1996*

NET SALES              $4,738,562  $    723,082    $9,613,518     $2,650,426

COST OF GOODS SOLD      4,563,249     1,028,666     9,430,643      3,013,328
                        ---------     ---------     ---------      ---------
     Gross Profit         175,313      (305,584)      182,875       (362,902)


OPERATING EXPENSES:

Research and development  220,706       190,657       734,135        596,268
Selling, general and
 administrative         1,550,612     1,394,152     4,261,466      4,063,014
Litigation and
 restructuring costs            0             0     1,270,000              0
                        ---------     ---------     ---------       --------
Income from operations (1,596,005)   (1,890,393)   (6,082,726)    (5,022,184)



OTHER INCOME (EXPENSE):

Interest expense         (333,326)      (54,906)   (1,069,105)      (894,730)
Interest income             2,716        17,145        45,481         48,106
Other, net                 42,112         6,393        42,781         50,338
                         --------        ------     ---------        -------
     NET LOSS         ($1,884,503)  ($1,921,761)  ($7,063,569)   ($5,818,470)
                        =========     =========     =========      =========

NET LOSS PER COMMON SHARE  ($0.04)       ($0.08)       ($0.19)        ($0.26)


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING    43,427,444    24,741,950    37,942,252     22,576,236


 * Reclassified to conform to current period presentation.






                                   See accompanying notes

                                  Quadrax Corporation
                     Consolidated Statements of Additional Paid In Capital

                                      (Unaudited)



                                         Nine Months         Nine Months
                                            Ended               Ended
                                        September 30,       September 30,
                                            1997                 1996

       Beginning balances, January 1,   $68,701,531          $58,288,953

Dividends on preferred stock                      0            1,166,666

Issuance of common stock for services
 to be performed                                  0              299,997

Issuance of common stock for services
 performed                                  324,792               96,243

Conversion of convertible debentures      5,436,106            5,796,831

Exercise of common stock options             74,085              662,353

Expenses incurred in raising of capital    (581,809)            (602,833)

Write up of Victor's fixed assets to
 appraised value at deposition              892,373                    0

Acquisition of Lion Golf                          0              (76,421)

Miscellaneous                               (71,247)              15,866
                                         ----------           ----------

                    Ending balances      $74,775,831          $65,647,655
                                         ==========           ==========










                                   See accompanying notes

                                   Quadrax Corporation

                           Consolidated Statements of Cash Flows

                     Increase (Decrease) in Cash and Cash Equivalents

                                       (Unaudited)



                                               Nine Months       Nine Months
                                                  Ended             Ended
                                           September 30, 1997 September 30, 1996


 Cash flows from operating activities:

Net loss                                       ($7,063,569)        ($5,818,470)

Adjustments to reconcile net income to net cash used in operating activities:

 Depreciation & amortization of fixed assets       650,607             458,613
 Amortization of intangibles                       120,541             102,443
 Amortization of unearned compensation             349,182              79,182
 Amortization of deferred expense                        0              15,000
 Common stock issued for expenses                  286,250             875,131
 Common stock issued for interest                  822,410                   0
 Non cash severance pay                             48,960                   0
 Write-down of machinery and equipment             405,479                   0

 Effect on cash flows of changes
  in assets and liabilities:

  Accounts receivable and other                 (2,472,237)            103,965
  Inventories                                   (1,223,262)           (288,237)
  Prepaid expenses and other assets                  2,300             (74,273)
  Accounts payable                               2,525,007             115,614
  Accrued expenses                                 429,833            (189,227)
  Officer payable                                        0            (300,000)
                                                 ---------           ---------
     Net cash used in operating activities      (5,118,499)         (4,920,259)


Cash flows from investing activities:

 Capital expenditures, net of Victor's fixed
  asset appraisal write-up of $2,750,000 in
  nine months ended 9/30/97                       (511,861)         (1,460,824)

  Other intangible assets purchased               (105,575)            (50,241)

  Payments for businesses acquired,
   net of cash acquired                           (710,175)                  0
                                                 ---------           ---------
 Net cash used in investing activities          (1,327,611)         (1,511,065)


Cash flows from financing activities:

 Proceeds from exercise of common stock options      9,826              27,042

 Net proceeds from sale of preferred stock
  and warrants                                     246,250                   0

 Issuance of debt                                8,520,190              39,850

 Issuance of convertible debt, net of costs      4,146,852           1,471,372

 Issuance of convertible preferred stock,
  net of costs                                           0           3,028,557

 Repayment of debt                              (7,406,114)            (95,380)
                                                 ---------           ---------
 Net cash provided by financing activities       5,517,004           4,471,441
                                                 ---------           ---------
   Net (decrease) in cash and cash equivalents    (929,106)         (1,959,883)


Cash and cash equivalents at beginning of period 1,200,063           2,613,555
                                                 ---------           ---------

   Cash and cash equivalents at end of period     $270,957            $653,672
                                                  ========            ========





Supplemental Cash Information:
  Cash Interest Paid                              $210,799            $186,987
                                                   =======             =======


                                      See accompanying notes

                                QUADRAX CORPORATION

                    Consolidated Statements of Cash Flows (continued)
                             for the Nine Months Ended
                       September 30, 1997 and September 30, 1996

Supplemental schedule of significant noncash transactions:

1997:

The Company issued 11,669,945 shares of its common stock in exchange for the cancellation of $4,410,000 of its convertible debentures.

The Company issued 514,795 shares of its common stock for payment of $324,792 of accrued liabilities and expenses.

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

The Company issued 217,026 shares of its common stock for payment in full of $160,854 of accrued liabilities and expenses.

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

                                   Quadrax Corporation

                      Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

1. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1997 and the results of operations for the nine months ended September 30, 1997 and September 30, 1996. The results of operations for the nine month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB/A for the year ended December 31, 1996.

2. Debt

Long-term debt consists of the following:


                                            September 30,          December 31,
                                                1997                   1996

Notes payable - bank                         $4,095,193              $ 654,464

Notes payable - to former Lion
 shareholders and others                              0                290,563

Equipment notes payable                         145,333                 97,616

Other non-interest bearing notes                205,000                175,000
                                              ---------               --------
                                              4,445,526              1,217,643
Less current maturities                      (1,177,795)              (856,904)
                                              ---------               --------
                                             $3,267,731               $360,739
                                              =========                =======

  Note Payable - Bank

The Company's wholly-owned subsidiary, Victor Electric Wire & Cable Corporation ("Victor"), a New York corporation, has a $5,000,000 loan agreement with Congress Financial Corporation, "Congress". The loan arrangement with Congress provides for a three-year revolving credit facility of up to $3,550,000, a $950,000 fully amortizing five year term loan and an equipment financing facility of up to $500,000, also based upon a five year fully-amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The Company has guaranteed all of the obligations of Victor to Congress. As of September 30, 1997, the total amount due Congress pursuant to this loan agreement was $4,095,193.

                                   Quadrax Corporation

This Agreement is secured by substantially all of Victor's assets including, but not limited to, inventory, receivables, and fixed assets. The amount available under the revolving loan is limited by a formula based on accounts receivable and inventory. The Company intends that approximately $2,500,000 would remain outstanding under this agreement for an uninterrupted period extending beyond one year from September 30, 1997. As a result, this amount under the revolving loan agreement have been classified as long-term debt.

Convertible Debentures

In February 1997, the Company issued $3,210,000 of its Convertible Debentures for net proceeds to the Company of $2,889,000. Interest is payable at the rate of 8% per annum commencing August, 1997 on the unconverted debentures as of August, 1997. The debentures are convertible at various times ranging from sixty days to one hundred and fifty days after the date of issuance into a number of shares of common stock that can be purchased for a price equal to eighty percent of the average closing bid price of the common stock on the five trading days immediately prior to the conversion date. At September 30, 1997, the holders of these convertible debentures had converted $3,010,000 of the debentures into 7,754,037 shares of common stock of the Company.


In August 1997, the Company issued $1,500,000 of its three year Convertible Debentures out of a total potential issuance of $3,500,000 for net proceeds to the Company of $1,359,475. Interest is payable at the rate of 8% per annum commencing upon issuance date on the debentures. The debentures are convertible at various times commencing October 3, 1997, into a number of shares of common stock that can be purchased for a price equal to seventy-five percent of the average closing bid price of the common stock for the ten trading days immediately preceding the date of conversion of the Debenture. At September 30, 1997, the holders of these convertible debentures had converted none of the debentures into shares of common stock of the Company.

Subsequent to September 30, 1997, The Company issued an additional $750,000 of these convertible debentures which are convertible into shares of common stock of the Company under similar terms and conditions as outlined above.

                                  Quadrax Corporation

3. Shareholders Equity

   The Company's capital shares are as follows:

Class A Convertible Preferred Stock, $10.00 par value, 300,000 shares authorized at September 30, 1997 and December 31, 1996, and -0- shares issued and outstanding at September 30, 1997 and December 31, 1996.

Common Stock, $.000009 par value, 90,000,000 shares authorized at September 30, 1997 and December 31, 1996, and 45,587,006 shares and 32,680,817 shares outstanding at September 30, 1997 and December 31, 1996, respectively.


4. Earnings Per Share

For the fiscal periods ending September 30, 1997 and September 30, 1996, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.


5. Acquisition of Victor Electric Wire & Cable Corp.

On May 7, 1997, the Company acquired all of the outstanding stock of Victel, Inc., a Delaware corporation ("Victel"), whose sole asset was all of the outstanding stock of Victor Electric Wire & Cable Corp. ("Victor"), a manufacturer of electric power cords and interconnect cables, for $720,000 cash and the assumption of approximately $2,840,000 of existing bank debt. The existing bank debt was refinanced at the closing by means of Victor entering into a new working capital and term credit agreement with Congress Financial Corporation.


6. Disposition of Lion Golf of Oregon, Inc.

On June 4, 1997, the Company completed its disposition of Lion Golf of Oregon, Inc., an Oregon corporation ("Lion Golf"), pursuant to the terms of an Agreement for the sale of common stock dated as of May 31, 1997.

                                    Quadrax Corporation

Notes to Condensed Consolidated Financial Statements (continued)



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


7. Reclassification of Expenses of Prior Period

Depreciation and amortization which were shown as separate line items, as well as utilities and rent which was shown as selling general and administration expenses in the Statement of Operations in prior periods have been reclassified. The Company currently is allocating these items to the functional categories that produce the expenses and as such has reclassified the prior period presentation of these items.

                           Quadrax Corporation

                           Segment Information
                               (Unaudited)


                                               Nine months ended September 30,
                                                    1997*           1996


  Net sales
    Quadrax Corporation                        $  1,926,162      $  2,650,426
    Victor Electric Wire & Cable Corporation      7,687,356                 0
                                               ------------      ------------
                                               $  9,613,518      $  2,650,426


  Gross profit
    Quadrax Corporation                        $   (997,815)     $   (362,902)
    Victor Electric Wire & Cable Corporation      1,180,690                 0
                                               ------------       -----------
                                               $    182,875      $   (362,902)


  Total assets
    Quadrax Corporation                        $   4,476,749     $  7,299,724
    Victor Electric Wire & Cable Corporation       8,688,290                0
                                               -------------      -----------
                                               $  13,165,039     $  7,299,724


  Depreciation and amortization expense
    Quadrax Corporation                        $   1,023,714     $    655,238
    Victor Electric Wire & Cable Corporation
        -Depreciation and amortization               222,263                0
            -Restatement of prior period
               amortization                         (125,647)               0
                                               -------------     ------------
                                               $   1,120,330     $    655,238





   * Information for Victor Electric Wire & Cable Corporation is from the date of acquisition, May 7, 1997 to September 30, 1997.

  Item II

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this Form 10-QSB are forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, and other risks as noted immediately below.

   Competition. As the Company enters the sporting goods and recreational equipment market, it faces competition from other materials used in the manufacture of such goods and equipment, and from other suppliers of thermoplastic composites. The Company's success in entering this market will depend largely upon its ability to displace other materials currently in use. If the Company is unsuccessful in creating a niche within the sporting goods and recreational equipment market by convincing the market of the strategic benefits of thermoplastic composites, the Company would be adversely affected. Many of the companies whose product offerings compete with the Company's product offerings have significantly greater financial, manufacturing and marketing resources than the Company. The Company also faces competition from suppliers of similar products who do not use thermoplastic materials. With the acquisition of Victor Electric Wire and Cable Corporation ("Victor"), the Company has also entered the electric cordset industry, which also faces a strong competition environment both domestically and from numerous overseas competitors which enjoy labor cost advantages over Victor.

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

   Technological Advances. The Company's ability to maintain a competitive edge by making technological advances ahead of its competition will have a significant impact on the success of the Company and there can be no assurance that the Company will have the technical or financial resources to maintain or exploit any such advantages.

   Outside Financing. The Company will need to obtain significant outside financing in order to continue as a going concern. There can be no assurance that it will be able to obtain such financing or obtain such financing on favorable terms. Read this in conjunction with the Liquidity and Capital Resources Section.

Results of Operations for Quarter Ended September 30, 1997 as Compared to Quarter Ended September 30, 1996

   The Company's net loss from operations for the quarter ended September 30, 1997 ("1997 third quarter") of $1,885,000 was approximately $37,000 less than its net loss from operations of approximately $1,922,000 for the quarter ended September 30, 1996 ("1996 third quarter"). As Quadrax continues in its transition from a development company to a manufacturing company the continued high costs associated with the start up West Coast Golf operation, the transition from a small quantity to a high volume producer and the market penetration costs including samples and incentive product programs continue to be reflected in the operating results. The decrease in the net loss for the 1997 third quarter primarily results from: (1) the disposition of Lion Golf which had a favorable impact of approximately $763,000; (2) the acquisition ofVictor Electric Wire and Cable Corp., ("Victor") on May 7, 1997, which produced a $40,000 net income for the quarter; and (3) the net favorable impact of other costs of approximately $80,000. This decrease is offset by losses related to start up operations of the Golf division approximately $473,000, severance costs of approximately $169,000 and additional interest cost of $206,000.

   Total sales during the 1997 third quarter were $4,739,000 compared to $723,000 in the 1996 third quarter, an increase of $4,016,000. This increase in sales in the 1997 third quarter is attributable to Victor for approximately $4,281,000 and to Quadrax Advanced Materials products for approximately $335,000, offset by the disposition of Lion Golf which resulted in approximately $600,000 less in sales for the quarter.

   Cost of goods sold for the 1997 third quarter of $4,563,000 increased approximately $3,534,000 vis-a-vis the 1996 third quarter. As discussed previously, Advanced Materials products operations continue to experience costs associated with transition, start up operations and low sales volume. Costs for the 1997 third quarter increased as compared to the 1996 third quarter due to costs increasing as a result of volume by approximately $3,304,000 and increased transition, start up and unabsorbed fixed costs of approximately $271,000.

   Research and development expenses were $221,000 in the third quarter 1997,
which was $31,000 higher than in the third quarter 1996.   The reason for this
increase in the third quarter 1997 is that the Company was capitalizing product development costs in the 1996 third quarter relating to the development of the golf shaft manufacturing facility in Vista, California.

   Selling, general and administrative expenses increased by $157,000 to $1,551,000 in the three months ended September 30, 1997 over the comparable period a year ago. The primary reasons for this increase are the additional expenses related to the acquisition of Victor of approximately $396,000, the start up operation on the West Coast of $239,000 and severance costs of $169,000, offset by the decrease in expenses resulting from the disposition of Lion Golf of approximately $645,000.

   Interest expense for the third quarter of 1997 increased by $278,000 to $333,000. This increase reflects the Company's 1997 subordinated debt issuances where the imputed interest expense discount was less in the third quarter 1996 than in the third quarter 1997.

   Interest income decreased $14,000 to $3,000 in the three months ended September 30, 1997, as compared to the same period one year ago because of the greater amount of money the Company had on deposit in interest bearing paper in 1996.

   Other income increased $36,000 to $42,000 in the 1997 third quarter. The primary reason for this increase is that the Company received a sales tax refund from three years ago.



Results of Operations for Nine Months Ended September 30, 1997 as compared to Nine Months Ended September 30, 1996

   The Company's net loss from operations for the nine months ended September 30, 1997("1997 period") of $7,064,000 was approximately $1,246,000 more than its net loss from operations of approximately $5,818,000 for the nine months ended September 30, 1996 ("1996 period"). As Quadrax continues in its transition from a development company to a manufacturing company, the continued high costs associated with the start up West Coast Golf operation, the transition from a small quantity to a high volume producer and the market penetration costs including samples and incentive product programs continue to be reflected in the operating results. The increase in the net loss for the 1997 nine months primarily results from losses related to transition, start up and low volume operations of approximately $1,740,000, litigation losses and divestiture of assets and trademark licenses in the first half of 1997 approximating $1,270,000, severance costs of approximately $169,000 and additional interest cost of $70,000. This increase is offset by: (1) the disposition of Lion Golf which had a favorable impact of approximately $1,206,000; (2) the acquisition of Victor Electric Wire and Cable Corp., ("Victor"), on May 7, 1997, which produced a $336,000 net income for the nine months; and (3) the net favorable impact of other costs of approximately $462,000.

   Total sales during the 1997 period were $9,614,000 compared to $2,650,000 in the 1997 period, an increase of approximately $6,964,000. This increase in sales in the 1997 period is attributable to Victor for approximately $7,687,000 and to Quadrax Advanced Materials products for approximately $554,000, offset by the disposition of Lion Golf which resulted in approximately $1,277,000 less in sales for the period.

   Costs of goods sold increased $6,418,000 in the 1997 period to $9,431,000. As discussed previously, Quadrax on the Advanced Materials products operations continues to experience costs associated with transition, start up operations and low sales volume. Costs for the 1997 periodincreased as compared to the 1996 period due to costs increasing as a result of volume by approximately $5,714,000 and transition, start up and unabsorbed fixed costs of approximately $704,000.

   Research and development expenses were $734,000 in the 1997 period, an increase of $138,000 as compared to $596,000 in the 1996 period. The reason for this increase is that the Company was capitalizing product development costs in the 1996 period relating to the development of the golf shaft manufacturing facility in Vista, California. In the 1997 period, this facility was being depreciated by the Company and product development costs were being expensed as incurred.

   Selling, general and administrative expenses increased by $198,000 in the 1997 period to $4,261,000. The primary reasons for this increase are the additional expenses related to the acquisition of Victor of approximately $684,000, the start up operation on the West Coast of $661,000 and severance costs of $169,000, offset by the decrease in expenses resulting from the disposition of Lion Golf of approximately $1,252,000.

   Litigation and restructuring costs in the 1997 period were $1,270,000 while in the 1996 period such expenses were not present. These 1997 restructuring reserves relate to the following: (1) the cost of the pultrusion machine and deferred compensation agreements relating to the 1996 Vega, U. S. A. acquisition, $645,000; (2) costs relating to the divestiture of Lion Golf in May 1997, primarily goodwill, $200,000; and (3) costs relating to the finalization of the termination of the Wimbledon tennis racquet licensing relationship, $425,000.

   Interest expense in the 1997 period was $1,069,000, while in 1996, it was $895,000, an increase of $174,000. This increase reflects the Company's 1997 subordinated debt issuances where the imputed interest discount was less in the 1996 period than in the 1997 period.

   Interest income in the 1997 period was $45,000, a decrease of $3,000 from the 1996 period. The reason for this decrease was the Company had a greater amount of money invested in interest bearing paper in 1996.

   Other income decreased $7,000 to $43,000 in the 1997 period. The primary reason for this decrease is that the Company's Lion Golf subsidiary settled a product trademark dispute with a competitor and received a lump-sum settlement of $40,000 from that entity in the 1996 first half which was offset by the effect of a sales tax refund of $27,000 in the 1997 period.


Financial Position, Liquidity and Capital Resources

   At September 30, 1997, the Company had total assets of $13,165,000 and stockholders' equity of $2,073,000. Current assets were $6,298,000 and current liabilities were $6,124,000 resulting in working capital of approximately $174,000 which is a decrease of approximately $511,000 from December 31, 1996, when working capital was approximately $685,000. This decrease in working capital resulted from the Company's continued losses from operations in the 1997 period.

   Cash and cash equivalents decreased by approximately $929,000 from December 31, 1996. This decrease is due primarily to the Company's use of approximately $5,118,000 to fund its operations, capital expenditures of approximately $512,000 and the expenditures of approximately $816,000 related to the purchase of Victor in May 1997. These expenditures were offset by the Company's raising of additional capital of approximately $4,403,000 along with net bank new debt incurred of $1,114,000.

   Accounts receivable increased by approximately $2,472,000. The primary reasons for this increase is due to the Company's acquisition of Victor in May 1997 increasing accounts receivable by approximately $2,995,000, offset by the disposition of Lion Golf which decreased accounts receivable by $388,000.

   Inventories increased by approximately $1,223,000. This increase is primarily derived from the additional inventory the Company gained when it purchased Victor approximately $1,850,000, offset by the disposition of Lion Golf which decreased inventories by $780,000.

   Other current assets decreased by approximately $2,000 between September 30, 1997 and December 31, 1996, an insignificant fluctuation.

   Current portion of long term debt increased by approximately $321,000. This increase reflects the Company's Victor subsidiary's new working capital line with Congress Financial Corporation, net of the assumption of the Bank of Cascades line of credit by the new owners of Lion Golf.

   Accounts payable and accrued expenses increased approximately $2,955,000 from $1,991,265 at December 31, 1996. This increase relates to the acquisition of Victor in May 1997 for approximately $2,645,000, start up operations approximately $287,000, offset by the disposition of Lion Golf for a decrease of approximately $129,000.

   Long term debt increased approximately $2,907,000 to $3,268,000 at September 30, 1997. This increase principally results from the additional term debt relating to the Victor acquisition, net of the long term debt assumed by the new owners of Lion Golf when this entity was divested by the Company as of May 31, 1997.

   Convertible debentures increased to $1,700,000 at September 30, 1997 from $1,400,000 at December 31, 1996. This reflects the debenture holder's conversion of $4,410,000 of its debentures to common stock during the nine months ended September 30, 1997, along with the issuance of an additional $3,210,000 of convertible debentures in February 1997 and an additional $1,500,000 of convertible debentures in August, 1997.

   In the first nine months of fiscal 1997, capital expenditures were approximately $1,328,000. These capital expenditures relate primarily to monies expended for the acquisition of Victor in May 1997 totaling approximately $710,000, along with Victor capital additions since the acquisition of approximately $166,000 and other capital additions at Quadrax of approximately $452,000.

   The Company generated revenues of approximately $9,614,000 in the first nine months of fiscal 1997, and as a result, operations were not a total source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. Net funds provided by financing activities in the first nine months of fiscal 1997, after giving effect to the repayment of debt, totaled approximately $5,517,000 during the period ended September 30, 1997.

   The Company believes that funds provided by operations, cash on hand (approximately $271,000 at September 30, 1997), monies, $1,500,000 and $750,000, raised from the sale of convertible debentures in August 1997 and October 1997, respectively, and the Company's binding commitment from the purchasers of the convertible debentures sold in August 1997 to purchase up to an additional $1,250,000 of convertible debentures prior to the end of the first quarter of fiscal 1998 will be sufficient to meet the Company's near-term cash requirements. The Company is currently pursuing senior bank lenders to obtain financing in order to fund operations in the short term. In the event the Company is unsuccessful in securing such financing in early 1998, the Company would have to consider additional cost cutting programs beyond those recently implemented.

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

   There is no assurance that the Company's efforts to achieve viability and profitability or to raise money will be successful. It is difficult for the Company to predict with accuracy the point at which the Company will be viable and profitable or whether it can achieve viability or profitability at all, due to the difficulty of predicting accurately the amount of revenues that the Company will generate, the amount of expenses that will be required by its operations, and the Company's ability to raise additional capital.

                              QUADRAX CORPORATION


Part II - Other Information

  Item 1 - Legal Proceedings.

                 There have been no material developments in the pending suit of Power Stock Manufacturing Inc. et al. v. Quadrax, previously described in the Company's Form 10-QSB for the quarter ended June 30, 1997.

   Items 2(a) and 2(c) - Modification of Terms of 8% Convertible Debentures Issued in August and October 1997, and Issuance of Additional Debentures.

              The Company has sold a further $1,250,000 principal amount of the 8% convertible debentures previously described in the Company's Form 10-QSB for the quarter ended June 30, 1997. In consideration of the investors purchasing the $1,250,000 principal amount of debentures before the Company had effected registration of the underlying common stock for resale by such investors, the Company agreed to increase the discount to market price on conversion of the debentures from 80% of the market price of the common stock to 75% of market price, and to increase the discount to market price on tranches taken down following effectiveness of the registration statement for 86% to 75%.

          In addition, the exercise price of the 700,000 warrants granted to the purchasers was reduced from $0.59 per share to $0.50 per share.


   Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibits

                Exhibit 27 - Financial Data Schedule  (Electronic Filing Only)



        (b)  Reports on Form 8-K

          The Company did not file any new reports on Form 8-K during the quarter.
          However, on October 23, 1997, the Company filed an amended Form 8-K, previously filed on May 16, 1997 and amended July 18, 1997, with respect to Item

          2 - the Company's acquisition of Victor Electric Wire and Cable Corporation, and Item 7 - the pro-forma financial statements of the Company with respect to such acquisition.

                                   QUADRAX CORPORATION


                                       SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





     November 14, 1997                /s/ James J. Palermo
         (Date)                           James J. Palermo, Chairman and
                                          Chief Executive Officer



     November 14, 1997                /s/ Brooks R. Herrick
          (Date)                          Brooks R. Herrick,
                                          Executive Vice President,
                                          and Chief Financial Officer
                                         (Principal Accounting Officer)