Form 10KSB/A
period 1996-12-31
QUADRAX CORP
filed 1997-12-23
CIK 814273

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

Cost of goods sold for fiscal 1996, $3,674,000, reflect costs associated with the consumer products that the Company shipped in the 1996 period.  This
was an increase of $261,000 compared to fiscal 1995.    Significant factors that
impacted margins during 1996 are: low volume of sales of products being introduced to the market place; manufacturing inefficiencies associated with new production processes; and fixed manufacturing costs which are unabsorbed due to low volume. As sales volume grows these factors should become less
significant. Part of the      increase was caused by the lower gross profit
margin associated with the consumer related products sold in 1996 compared to the higher gross profit margin of the defense related products sold in fiscal 1995.

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

In fiscal 1996, capital expenditures were approximately $1,800,000. The Company anticipates capital expenditures in 1997 of approximately $1,000,000 for the purchase of an additional thermoplastic tape manufacturing line. This acquisition will be paid for through equipment leasing programs and from funds raised through the private placement of the Company's securities.

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


QUADRAX CORPORATION


By: /s/ James J. Palermo                       Date:  December 22, 1997
James J. Palermo, Chairman and
Chief Executive Officer

By: /s/ Brooks R. Herrick                      Date:  December 22, 1997
Brooks R. Herrick,
Senior Vice-President and Chief Financial Officer


Pursuant with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


/s/ James J. Palermo                            Date: December 22, 1997
James J. Palermo
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ Brooks R. Herrick                            Date: December 22, 1997
Brooks R. Herrick
Executive Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)





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

Stock Option activity for the two prior years is summarized as follows:

                                           Price Per     Weighted Average
                              Options       Share         Price Per Share

Outstanding at
 December 31, 1994           1,272,703  $1.00 to $8.40      $1.84
  Granted at market            805,267  $0.68 to $2.03      $1.21
  Granted below market         100,000  $0.10               $0.10
  Exercised                   (293,826) $1.00 to $ 1.56     $1.43
  Canceled and forfeited       (11,749) $1.56 to $ 5.50     $3.58
                             ---------
Outstanding at
 December 31, 1995           1,872,395  $0.10 to $ 8.40     $1.56
  Granted                    1,565,500  $0.68 to $ 1.81     $1.07
  Exercised                 (1,207,767) $0.10 to $ 8.40     $1.22
  Canceled and forfeited      (174,712) $0.68 to $ 8.40     $4.29
                             ---------
Outstanding at
 December 31, 1996           2,055,416  $0.68 to $ 3.35     $1.27

At December 31, 1996, options to purchase 1,726,306 shares were exercisable under all option plans.

The options outstanding and exercisable at December 31, 1996, by ranges of exercise price:

  Exercise     Options    Weighted Average Weighted Average    Options    Weighted Average
  Price      Outstanding   Exercise Price   Remaining Life   Exercisable  Exercise Price

$ .68 - 1.28  1,025,083         .79             96 months       752,083       .80
 1.38 - 1.81    980,333        1.75             78 months       954,222      1.76
 2.03 - 3.35     20,000        2.69             95 months        10,000      2.91


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