Form 10QSB/A
period 1997-06-30
QUADRAX CORP
filed 1997-12-23
CIK 814273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.   20549

                           FORM 10-QSB/A - Number 2


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

                              QUADRAX CORPORATION
                              -------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (UNAUDITED)
                                  -----------

                                    ASSETS


                                             June 30,   December 31,
                                              1997          1996
                                         -------------  ------------
Current assets:
Cash and cash equivalents                 $   474,140    $ 1,200,063
Accounts receivable, net of allowances
 for doubtful accounts of $399,000
  and $219,000 respectively                 3,217,015        883,005
Inventories                                 2,041,209      1,266,074
Other current assets                          145,225        184,848
                                          -----------   ------------
                    TOTAL CURRENT ASSETS    5,877,589      3,533,990
                                          -----------   ------------

Property and equipment, at cost:
  Machinery and equipment                   6,981,350      4,618,313
  Office equipment                            919,722        910,895
  Leasehold improvements                    1,125,777      1,089,119
                                         ------------   ------------
                                            9,026,849      6,618,327

  Less accumulated depreciation and
   amortization                            (3,844,930)    (3,467,661)
                                         ------------   ------------
              NET PROPERTY AND EQUIPMENT    5,181,919      3,150,666
                                         ------------   ------------

Goodwill, net of amortization of
 $7,903 at December 31, 1996                        0        110,651
Other assets                                  343,170        268,179
Deferred assets, net of amortization of
 $48,275 and $70,600, respectively            310,947        236,238

                                         ------------   ------------
                            TOTAL ASSETS  $11,713,625    $ 7,299,724
                                         ============   ============


                            See accompanying notes.

                              QUADRAX CORPORATION
                              -------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (UNAUDITED)
                                  -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                            JUNE 30,     DECEMBER 31,
                                              1997           1996
                                        --------------   ------------
Current liabilities:
  Accounts payable                       $  3,083,665    $    685,212
  Accrued expenses                          1,917,642       1,306,053
  Current portion of long-term debt           946,511         856,904
                                        -------------    ------------
            TOTAL CURRENT LIABILITIES       5,947,818       2,848,169

Bank and other debt, less current
 portion                                    2,805,785         360,739
Convertible debentures payable              1,207,200       1,400,000
                                        -------------    ------------
                    TOTAL LIABILITIES       9,960,803       4,608,908
                                        -------------    ------------
Stockholders' equity:
  Common stock                                    382             298
  Additional paid-in capital               72,726,831      68,701,531
  Retained earnings (deficit)             (69,017,477)    (63,757,759)
                                        -------------    ------------
                                            3,709,736       4,944,070
Less:
  Treasury stock, at cost                  (1,125,969)     (1,125,969)
  Unearned compensation and deferred
   expenses                                  (181,405)       (504,193)
  Notes receivable for options               (649,540)       (623,092)
                                         -------------    ------------
           TOTAL STOCKHOLDERS' EQUITY       1,752,822       2,690,816
                                        -------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                              $ 11,713,625    $  7,299,724
                                        =============    ============


                            See accompanying notes.

                              QUADRAX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months Ended June 30,       Six Months Ended June 30,
                                          -------------------------------   -------------------------------
                                              1997             1996             1997             1996
                                          --------------   --------------   --------------   --------------
NET SALES                                 $    4,249,702   $      840,327   $    4,874,956   $    1,927,344

COST OF GOODS SOLD                             4,163,840          908,451        4,890,279        1,907,701
                                          --------------   --------------   --------------   --------------
   Gross Profit                                   85,862          (68,124)         (15,323)          19,643

OPERATING EXPENSES:
   Research and development                      288,473           99,044          546,529          393,611
   Selling, general and administrative         1,561,458        1,269,438        2,735,520        2,757,823
   Litigation and restructuring costs          1,270,000                0        1,270,000                0
                                          --------------   --------------   --------------   --------------
      Income from operations                  (3,034,069)      (1,436,606)      (4,567,372)      (3,131,791)

OTHER INCOME (EXPENSE):
   Interest expense                             (713,850)        (775,986)        (735,780)        (839,832)
   Interest income                                19,187           15,389           43,434           30,961
   Other, net                                          0           43,549                0           43,945
                                          --------------   --------------   --------------   --------------

NET LOSS                                     ($3,728,732)     ($2,153,654)     ($5,259,718)     ($3,896,717)
                                          ==============   ==============   ==============   ==============

NET LOSS PER COMMON SHARE                         ($0.10)          ($0.10)          ($0.15)          ($0.19)
                                          ==============   ==============   ==============    =============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                 37,270,285       22,470,365       35,154,199       20,876,573
                                          ==============   ==============   ==============    =============

                            See accompanying notes.

                              QUADRAX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                                    Six Months              Six Months
                                                                                      Ended                   Ended
                                                                                   June 30, 1997           June 30, 1996
                                                                                 ---------------          ---------------
Cash flows from operating activities:
Net loss                                                                           ($5,259,718)              ($3,896,717)
  Adjustments to reconcile net income to net cash used
   in operating activities:
    Depreciation & amortization of fixed assets                                        444,821                   302,158
    Amortization of intangibles                                                        118,576                    67,881
    Amortization of unearned compensation                                              322,788                    52,788
    Common stock issued for expenses                                                   143,750                   160,854
    Common stock issued for interest                                                   602,500                   714,285
    Write-down of machinery and equipment                                              405,479                         0
    Effect on cash flows of changes in assets and liabilities:
       Accounts receivable and other                                                (2,334,010)                  181,263
       Inventories                                                                    (775,135)                 (423,862)
       Prepaid expenses and other assets                                                39,623                   (59,383)
       Accounts payable                                                              2,398,453                  (122,112)
       Accrued expenses                                                                611,589                  (507,129)
                                                                                   -----------              ------------
            Net cash used in operating activities                                   (3,281,284)               (3,529,974)
                                                                                   -----------              ------------

Cash flows from investing activities:
  Capital expenditures                                                                (165,563)               (1,023,500)
  Other intangible assets purchased                                                   (105,575)                  (33,350)
  Payments for businesses acquired
   net of cash acquired                                                               (710,175)                        0
                                                                                   -----------              ------------
            Net cash provided by (used in) investing activities                       (981,313)               (1,056,850)
                                                                                   -----------              ------------

Cash flows from financing activities:
  Proceeds from exercise of common stock options                                         9,826                     4,187
  Net proceeds from sale of preferred stock and warrants                              246,250                 3,150,000
  Issuance of convertible debt, net of costs                                         2,859,752                 1,536,666
  Payment of note to related party                                                           0                  (300,000)
  Issuance of debt                                                                   3,516,938                         0
  Repayment of debt                                                                 (3,096,092)                  (84,854)
                                                                                   -----------              -------------
            Net cash provided by financing activities                                3,536,674                 4,305,999
                                                                                   -----------              ------------

Net increase (decrease) in cash and cash equivalents                                  (725,923)                 (280,825)

Cash and cash equivalents at beginning of period                                     1,200,063                 2,613,555
                                                                                   -----------              ------------
Cash and cash equivalents at end of period                                         $   474,140              $  2,332,730
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

  Pro Forma (unaudited)
  ---------------------

                                        Three Months Ended June 30,                    Six Months Ended June 30,
                                        --------------------------                     ------------------------
                                          1997              1996                        1997              1996
                                          ----              ----                        ----              ----
Net Sales                                $4,790,530     $4,957,955                      $8,319,229    $8,710,753

Income (Loss) From Operations           ($3,229,428)   ($1,000,838)                    ($4,799,547)  ($2,699,337)

Net Loss                                ($3,957,866)   ($2,185,396)                    ($5,626,380)  ($3,934,634)

Net Loss per Common Share                    ($0.11)        ($0.10)                         ($0.16)       ($0.19)


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


9. Accounting Changes
   ------------------

   Previously the Company accounted for the acquisition of Victor by valuing the acquired assets at their independently appraised fair market value, which was $1,018,020 in excess of their actual purchase price. This fair market valuation would have had the effect of increasing depreciation charges over the remaining book lives of such equipment (eight years), which would have had the effect of lowering reported income for that same amount during the eight year period. The fair market valuation also had the effect of increasing the Company's reported additional paid-in capital by $1,018,020.

   The Company is revising its accounting treatment of this transaction in order to reflect the acquisition of Victor's assets at their actual purchase price. This revision has the effect of increasing previously reported losses for the quarter ended June 30, 1997 by $80,650. Net worth and fixed assets previously reported at June 30, 1997 were reduced by approximately $1 million as a result of the revision.

                              Quadrax Corporation
                              -------------------

                              Segment Information
                              -------------------
                                  (Unaudited)
                                  -----------

                                                  Six months ended June 30,
                                                   1997*            1996
                                               ----------------------------
Net sales
 Quadrax Corporation.........................  $ 1,468,369       $1,927,344
 Victor Electric Wire & Cable Corporation....    3,406,587                0
                                               -----------       ----------

                                               $ 4,874,956       $1,927,344
                                               ===========       ==========


Gross profit
 Quadrax Corporation.........................  $  (617,186)      $   19,643
 Victor Electric Wire & Cable Corporation....      601,863                0
                                               -----------       ----------

                                               $   (15,323)      $   19,643
                                               ===========       ==========


Total assets
 Quadrax Corporation.........................  $ 5,177,422       $9,511,921
 Victor Electric Wire & Cable Corporation....    6,536,203                0
                                               -----------       ----------

                                               $11,713,625       $9,511,921
                                               ===========       ==========



Depreciation and amortization expense
 Quadrax Corporation.........................  $   829,273       $  370,039
 Victor Electric Wire & Cable Corp...........
  -Depreciation and amortization.............       56,912                0
                                               -----------       ----------

                                               $   886,185       $  370,039
                                               ===========       ==========


--------------------------------------------------------------------------------
* Information for Victor Electric Wire & Cable Corporation is from the date of acquisition, May 7, 1997 to June 30, 1997.

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


RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 1997 AS COMPARED TO QUARTER
----------------------------------------------------------------------------
ENDED JUNE 30, 1996
-------------------

  The Company's net loss from operations for the quarter ended June 30, 1997 ("1997 second quarter") of $3,728,732 was approximately $1,575,000 greater than its net loss from operations of $2,153,654 for the quarter ended June 30, 1996 ("1996 second quarter"). The primary reason for this increase in the loss is that the Company expensed $1,270,000 relating to litigation losses and divestiture of assets and trademark licenses in the 1997 second quarter.

  Total sales during the 1997 second quarter were $4,249,702 compared to $840,327 in the 1996 second quarter, an increase of $3,409,375. This increase in sales in the 1997 second quarter is attributable to Victor Electric Wire and Cable Corp., ("Victor"), which was acquired by the Company on May 7, 1997. Victor's sales from May 7, 1997 to June 30, 1997 were approximately $3,400,000.

  Costs of goods sold for the second quarter of 1997 of $4,163,840 increased $3,255,389 in the three months ended June 30, 1997 vis-a-vis the three months ended June 30, 1996. The reason for the increase in costs during the 1997 second quarter as compared to the 1996 second quarter is primarily due to the acquisition of Victor.

  Research and development expenses were $288,473 in the 1997 second quarter, which was $189,429 higher than in the 1996 second quarter. The reason for this increase in the 1997 second quarter is that the Company was capitalizing product development costs in the 1996 second quarter relating to the development of the golf shaft manufacturing facility in Vista, California.

  Selling, general and administrative expenses increased by $292,020 to $1,561,458 in the three months ended June 30, 1997 over the comparable period a year ago. The primary reason for this increase is the additional selling, general and administrative expenses, $283,000, incurred by the Company's new Victor subsidiary since its acquisition in May 1997.

  Litigation and restructuring costs in the 1997 second quarter were $1,270,000 while in the 1996 second quarter such expenses were not present. These 1997 restructuring reserves relate to the following: one, the cost of the pultrusion machine and deferred compensation agreements relating to the 1996 Vega, U.S.A. acquisition, $645,000; two, costs relating to the divestiture of Lion Golf in May 1997, primarily goodwill, $200,000; and three, costs relating to the finalization of the termination of the Wimbledon tennis racquet licensing relationship, $425,000.

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

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO SIX
---------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 1996
--------------------------

  The Company's net loss from operations for the six months ended June 30, 1997 ("1997 first half") of $5,259,718 was approximately $1,363,000 more than its net loss from operations of $3,896,717 for the six months ended June 30, 1996 ("1996 first half"). The primary reason for this increase in the loss is that the Company expensed $1,270,000 relating to litigation losses and divestiture of assets and trademark licenses in the 1997 first half.

  Total sales during the 1997 first half were $4,874,956 compared to $1,927,344 in the 1996 first half. This increase of approximately $2,947,612 from the 1996 first half resulted from the Company's Victor subsidiary shipping approximately $3,406,000 of products in the 1997 first half along with approximately $220,000 of increased sales for the quarter of Quadrax's Sports Products. Offsetting these increases in sales in the 1997 first half was a decline in sales of the Company's subsidiary, Lion Golf of Oregon of approximately $679,000. During the second quarter of 1997, there was a shift in sporting goods sales from Lion Golf products to Quadrax sporting goods products. The negative impact on the second quarter sales as compared to the same quarter in 1996 resulted from the disposition of Lion Golf which was offset in part by increased sales during the quarter of hockey sticks, golf shafts and outside tape sales.

  Cost of goods sold increased $2,982,578 in the 1997 first half to $4,890,279. The reason for the increase in costs during the 1997 first half as compared to the 1996 first half is primarily due to the acquisition of Victor.

  Research and development expenses were $546,529 in the 1997 first half, an increase of $152,918 as compared to $393,611 in the 1996 first half. The reason for this increase is that the Company was capitalizing product development costs in the 1996 first half relating to the development of the golf shaft manufacturing facility in Vista, California. In the 1997 first half, this facility was being depreciated by the Company and product development costs were being expensed as incurred.

  Selling, general and administrative expenses decreased by $22,303 in the 1997 first half to $2,735,520, an insignificant fluctuation.

  Litigation and restructuring costs in the 1997 first half were $1,270,000 while in the 1996 first half such expenses were not present. These 1997 restructuring reserves relate to the following: one,the cost of the pultrusion machine and deferred compensation agreements relating to the 1996 Vega, U.S.A. acquisition, $645,000;two, costs relating to the divestiture of Lion Golf in May 1997, primarily goodwill,$200,000;and three, costs relating to the finalization of the termination of the Wimbledon tennis racquet licensing relationship, $425,000.

  Interest expense for the first half of 1997 was $735,780, while in 1996, it was $839,832,a decrease of $104,052. This decrease reflects the Company's 1997 subordinated debt issuances where the imputed interest discount was less in the 1997 half than in the 1996 first half.

  Interest income in the 1997 first half was $42,434, an increase of $12,473 from the 1996 first half. The reason for this increase was the Company had a greater amount of money invested in interest bearing paper in 1997.

  Other income decreased $43,945 to zero in the 1997 first half. The primary reason for this decrease is that the Company's Lion Golf subsidiary settled a product trademark dispute with a competitor and received a lump-sum settlement of $40,000 from the entity in the 1996 first half.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

  At June 30, 1997, the Company had total assets of $11,713,625 and stockholders' equity of $1,752,822. Current assets were $5,877,589 and current liabilities were $5,947,818 resulting in a working capital deficit of approximately $70,000 which is a decrease of approximately $755,000 from December 31, 1996, when working capital was approximately $685,000. This decrease in working capital resulted from the Company's continued losses from operations in the 1997 first half.

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




          December 22, 1997                       /s/ James J. Palermo
-----------------------------------          -----------------------------------
          (Date)                             James J. Palermo, Chairman and
                                             Chief Executive Officer


          December 22, 1997                      /s/ Brooks R. Herrick
-----------------------------------          -----------------------------------
          (Date)                             Brooks R. Herrick, Executive Vice
                                             President, Chief Financial Officer
                                             (Principal Accounting Officer)