Form 10QSB/A
period 1997-09-30
QUADRAX CORP
filed 1997-12-23
CIK 814273

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








                                   Quadrax Corporation

                               Consolidated Balance Sheets

                                       (Unaudited)

                                         ASSETS




                                                September 30,     December 31,
                                                   1997                 1996

Current assets:
Cash and cash equivalents                        $270,957          $ 1,200,063
Accounts receivable, net of allowances
for doubtful accounts of $399,000 and $219,000,
respectively                                    3,355,242              883,005
Inventories                                     2,489,335            1,266,074
Other current assets                              182,444              184,848
                                                ---------           ----------
                         TOTAL CURRENT ASSETS   6,297,978            3,533,990


Property and equipment, at cost:
Machinery and equipment                         7,306,549            4,618,313
Office equipment                                  935,371              910,895
Leasehold improvements                          1,131,228            1,089,119
                                                ---------            ---------
                                                9,373,148            6,618,327
Less accumulated depreciation
 and amortization                              (4,131,367)          (3,467,661)
                                                ---------            ---------
NET PROPERTY AND EQUIPMENT                      5,241,781            3,150,666

Goodwill, net of amortization of  $7,903 at
    December 31, 1996                                   0              110,651

Other assets                                      343,275              268,179

Deferred assets, net of amortization of
$50,240 and $70,600, respectively                 308,982              236,238
                                                ---------             --------
TOTAL ASSETS                                  $12,192,016           $7,299,724
                                               ==========            =========





                               See accompanying notes

                                Quadrax Corporation

                            Consolidated Balance Sheets
                                    (Unaudited)




                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                September 30,      December 31,
                                                    1997              1996
 Current liabilities:
  Accounts payable                           $    3,210,219      $    685,212
  Accrued expenses                                1,735,886         1,306,053
  Current portion of long-term debt               1,177,795           856,904
                                                  ---------         ---------
                    TOTAL CURRENT LIABILITIES     6,123,900         2,848,169


 Bank and other debt, less current portion        3,267,731           360,739
 Convertible debentures payable                   1,700,000         1,400,000
                                                  ---------         ---------
                            TOTAL LIABILITIES    11,091,631         4,608,908


 Stockholders' equity:

  Common stock                                          415               298
  Additional paid-in capital                     73,883,508        68,701,531
  Retained earnings (deficit)                   (70,901,978)      (63,757,759)
                                                 ----------       -----------
                                                  2,981,945         4,944,070
  Less:
  Treasury stock, at cost                        (1,125,969)       (1,125,969)
  Unearned compensation and deferred expenses      (155,011)         (504,193)
  Notes receivable for options                     (600,580)         (623,092)
                                                   --------         ---------
                 TOTAL STOCKHOLDERS' EQUITY       1,100,385         2,690,816
                                                  ---------         ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $12,192,016        $7,299,724
                                                 ==========         =========




                                  See accompanying notes.

                                   Quadrax Corporation
                       Condensed Consolidated Statements of Operations
                                      (Unaudited)


                Three Months Ended September 30, Nine Months Ended September 30,

                          1997         1996*            1997           1996*

NET SALES              $4,738,562  $    723,082     $9,613,518      $2,650,426

COST OF GOODS SOLD      4,563,249     1,028,666      9,462,893       3,013,328
                        ---------     ---------      ---------       ---------
     Gross Profit         175,313      (305,584)       150,625        (362,902)


OPERATING EXPENSES:

Research and development  220,706       190,657        767,235         596,268
Selling, general and
 administrative         1,550,612     1,394,152      4,276,766       4,063,014
Litigation and
 restructuring costs            0             0      1,270,000               0
                        ---------     ---------      ---------        --------
Income from operations (1,596,005)   (1,890,393)    (6,163,376)     (5,022,184)



OTHER INCOME (EXPENSE):

Interest expense         (333,326)      (54,906)    (1,069,105)       (894,730)
Interest income             2,716        17,145         45,481          48,106
Other, net                 42,112         6,393         42,781          50,338
                         --------        ------      ---------         -------
     NET LOSS         ($1,884,503)  ($1,921,761)   ($7,144,219)    ($5,818,470)
                        =========     =========      =========       =========

NET LOSS PER COMMON SHARE  ($0.04)       ($0.08)       ($0.19)         ($0.26)


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING    43,427,444    24,741,950     37,942,252      22,576,236


 * Reclassified to conform to current period presentation.






                                   See accompanying notes

                                  Quadrax Corporation
                     Consolidated Statements of Additional Paid In Capital

                                      (Unaudited)



                                         Nine Months         Nine Months
                                            Ended               Ended
                                        September 30,       September 30,
                                            1997                 1996

       Beginning balances, January 1,   $68,701,531          $58,288,953

Dividends on preferred stock                      0            1,166,666

Issuance of common stock for services
 to be performed                                  0              299,997

Issuance of common stock for services
 performed                                  324,792               96,243

Conversion of convertible debentures      5,436,106            5,796,831

Exercise of common stock options             74,085              662,353

Expenses incurred in raising of capital    (581,809)            (602,833)

Acquisition of Lion Golf                          0              (76,421)

Miscellaneous                               (71,197)              15,866
                                         ----------           ----------

                   Ending balances

    $73,883,508          $65,647,655
                                         ==========           ==========










                                   See accompanying notes

                                   Quadrax Corporation

                           Consolidated Statements of Cash Flows

                     Increase (Decrease) in Cash and Cash Equivalents

                                       (Unaudited)



                                               Nine Months       Nine Months
                                                  Ended             Ended
                                           September 30, 1997 September 30, 1996


 Cash flows from operating activities:

Net loss                                       ($7,144,219)        ($5,818,470)

Adjustments to reconcile net income to net cash used in operating activities:

 Depreciation & amortization of fixed assets       731,257             458,613
 Amortization of intangibles                       120,541             102,443
 Amortization of unearned compensation             349,182              79,182
 Amortization of deferred expense                        0              15,000
 Common stock issued for expenses                  286,250             875,131
 Common stock issued for interest                  822,410                   0
 Non cash severance pay                             48,960                   0
 Write-down of machinery and equipment             405,479                   0

 Effect on cash flows of changes
  in assets and liabilities:

  Accounts receivable and other                 (2,472,237)            103,965
  Inventories                                   (1,223,262)           (288,237)
  Prepaid expenses and other assets                  2,300             (74,273)
  Accounts payable                               2,525,007             115,614
  Accrued expenses                                 429,833            (189,227)
  Officer payable                                        0            (300,000)
                                                 ---------           ---------
     Net cash used in operating activities      (5,118,499)         (4,920,259)


Cash flows from investing activities:

 Capital expenditures, net of Victor's fixed
  asset appraisal write-up of $2,750,000 in
  nine months ended 9/30/97                       (511,861)         (1,460,824)

  Other intangible assets purchased               (105,575)            (50,241)

  Payments for businesses acquired,
   net of cash acquired                           (710,175)                  0
                                                 ---------           ---------
 Net cash used in investing activities          (1,327,611)         (1,511,065)


Cash flows from financing activities:

 Proceeds from exercise of common stock options      9,826              27,042

 Net proceeds from sale of preferred stock
  and warrants                                     246,250                   0

 Issuance of debt                                8,520,190              39,850

 Issuance of convertible debt, net of costs      4,146,852           1,471,372

 Issuance of convertible preferred stock,
  net of costs                                           0           3,028,557

 Repayment of debt                              (7,406,114)            (95,380)
                                                 ---------           ---------
 Net cash provided by financing activities       5,517,004           4,471,441
                                                 ---------           ---------
   Net (decrease) in cash and cash equivalents    (929,106)         (1,959,883)


Cash and cash equivalents at beginning of period 1,200,063           2,613,555
                                                 ---------           ---------

   Cash and cash equivalents at end of period     $270,957            $653,672
                                                  ========            ========





Supplemental Cash Information:
  Cash Interest Paid                              $210,799            $186,987
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


8. Accounting Changes

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

The Company is revising its accounting treatment of this transaction in order to reflect the acquisition of Victor's assets at their actual purchase price. This revision has no effect on previously reported losses for the quarter ended September 30, 1997. Net worth and fixed assets previously reported at September 30, 1997 were reduced by approximately $1 million as a result of the revision.

                           Quadrax Corporation

                           Segment Information
                               (Unaudited)


                                               Nine months ended September 30,
                                                    1997*           1996


  Net sales
    Quadrax Corporation                        $  1,926,162      $  2,650,426
    Victor Electric Wire & Cable Corporation      7,687,356                 0
                                               ------------      ------------
                                               $  9,613,518      $  2,650,426


  Gross profit
    Quadrax Corporation                        $   (997,815)     $   (362,902)
    Victor Electric Wire & Cable Corporation      1,148,440                 0
                                               ------------       -----------
                                               $    150,625      $   (362,902)


  Total assets
    Quadrax Corporation                        $   4,476,749     $  7,299,724
    Victor Electric Wire & Cable Corporation       7,715,267                0
                                               -------------      -----------
                                               $  12,192,016     $  7,299,724


  Depreciation and amortization expense
    Quadrax Corporation                        $   1,023,714     $    655,238
    Victor Electric Wire & Cable Corporation
        -Depreciation and amortization               177,266                0
                                               -------------     ------------
                                               $   1,200,980     $    655,238





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



Results of Operations for Nine Months Ended September 30, 1997 as compared to Nine Months Ended September 30, 1996

   The Company's net loss from operations for the nine months ended September
30, 1997("1997 period") of     $7,144,000      was approximately     $1,326,000
     more than its net loss from operations of approximately $5,818,000 for the nine months ended September 30, 1996 ("1996 period"). As Quadrax continues in its transition from a development company to a manufacturing company, the continued high costs associated with the start up West Coast Golf operation, the transition from a small quantity to a high volume producer and the market penetration costs including samples and incentive product programs continue to be reflected in the operating results. The increase in the net loss for the 1997 nine months primarily results from losses related to transition, start up and low volume operations of approximately $1,740,000, litigation losses and divestiture of assets and trademark licenses in the first half of 1997 approximating $1,270,000, severance costs of approximately $169,000 and additional interest cost of $70,000. This increase is offset by: (1) the disposition of Lion Golf which had a favorable impact of approximately $1,206,000; (2) the acquisition of Victor Electric Wire and Cable Corp.,
("Victor"), on May 7, 1997, which produced a     $255,000      net income for
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

   Costs of goods sold increased     $6,450,000      in the 1997 period to
    $9,463,000 . As discussed previously, Quadrax on the Advanced Materials products operations continues to experience costs associated with transition, start up operations and low sales volume. Costs for the 1997 period increased as compared to the 1996 period due to costs increasing as a result of volume by approximately $5,714,000 and transition, start up and unabsorbed fixed costs of
approximately     $736,000     .

   Research and development expenses were     $767,000     in the 1997 period,
an increase of     $171,000      as compared to $596,000 in the 1996 period.
The reason for this increase is that the Company was capitalizing product development costs in the 1996 period relating to the development of the golf shaft manufacturing facility in Vista, California. In the 1997 period, this facility was being depreciated by the Company and product development costs were being expensed as incurred.

   Selling, general and administrative expenses increased by     $214,000
in the 1997 period to     $4,277,000     .  The primary reasons for this
increase are the additional expenses related to the acquisition of Victor of approximately $684,000, the start up operation on the West Coast of $661,000 and severance costs of $169,000, offset by the decrease in expenses resulting from the disposition of Lion Golf of approximately $1,252,000.

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


Financial Position, Liquidity and Capital Resources

   At September 30, 1997, the Company had total assets of     $12,192,000
and stockholders' equity of     $1,100,385     .  Current assets were
$6,298,000 and current liabilities were $6,124,000 resulting in working capital of approximately $174,000 which is a decrease of approximately $511,000 from December 31, 1996, when working capital was approximately $685,000. This decrease in working capital resulted from the Company's continued losses from operations in the 1997 period.

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





     December 22, 1997                /s/ James J. Palermo
         (Date)                           James J. Palermo, Chairman and
                                          Chief Executive Officer



     December 22, 1997                /s/ Brooks R. Herrick
          (Date)                          Brooks R. Herrick,
                                          Executive Vice President,
                                          and Chief Financial Officer
                                         (Principal Accounting Officer)