Form 10KSB
period 1997-12-31
QUADRAX CORP
filed 1998-05-06
CIK 814273

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                               FORM 10-KSB

(Mark one)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934. For the fiscal year ended December 31, 1997
                                   Or

  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from             to

                    Commission File Number:  0-16052

                            Quadrax Corporation
               (Name of Small Business Issuer in Its Charter

       Delaware                                          05-0420158
 ----------------------------                          -------------------
 (State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                        Identification No.)

 618 Main Street
 West Warwick, Rhode Island                                  02893-0901
 ----------------------------                           -------------------
 (Address of principal executive offices)                  (Zip Code)

                               (401) 683-6600
               -----------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                             ----

Issuer's revenues for the most recent fiscal year: $13,968,736.
                                         -----------
As of March 31, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $$1,397,778 computed by reference to the closing price of March 31, 1998 of $0.03125 on the Nasdaq Small Cap Market.


Check whether the issuer has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
                                 Yes       No

As of March 31 1998, there were outstanding 44,728,914 shares of Common Stock, par value $.000009 per share.

      Transitional Business Disclosure Format (check one):
                                   Yes       No  X

                     Documents Incorporated by Reference
                                 None


---------------------------------------------------------------------



QUADRAX is a registered trademark of Quadrax Corporation, and CONQUEROR, QUADRAX AXIAL TAPE, QUADRAX BIAXIAL TAPE and QUADRAX
COMPOSITES are trademarks of Quadrax Corporation.

VICTOR CORP. is a trademark of Victor Electric Wire & Cable Corp.

This Annual Report on Form 10-KSB also includes the trademarks of companies other than Quadrax Corporation and Victor Electric Wire & Cable Corp.



--------------------------------------------------------------------


                    Forward Looking Statements

  Information included in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by Quadrax Corporation (herein referred to as the "Company" )involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:
Bankruptcy Court actions or proceedings related to the bankruptcy, risks associated with changes in interest rates, commodity prices and other economic conditions, dependence on licenses, governmental regulations and actions by governmental authorities, inability of the Company to secure additional or sufficient financing, technological changes, intense competition, dependence on management and the outcome of litigation to which the Company is a party. See in particular the opening paragraphs in
ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation for forward-looking statements contained herein to reflect any change in management's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.





                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

                               Business-General

     Quadrax Corporation was incorporated in Delaware on March 6, 1986 and prior to fiscal year 1995 was a development stage company. The Company produces two distinct lines of products. The Company designs, develops, fabricates and sells fiber-reinforced thermoplastic polymer composite materials ("Quadrax Composites") and products manufactured from Quadrax Composites. Also, through its subsidiary Victor Electric Wire and Cable, Corp. ("Victor"), the Company manufactures and sells electric power cordsets and interconnect cables, primarily for original equipment manufacturers ("OEMs")of small appliances.

     Quadrax Composites are synthetic materials made using patented and other proprietary, as well as non-proprietary, chemical processes and manufacturing technologies. Management believes that Quadrax Composites are functionally superior to other structural substrates for most applications in which abrasion resistance and extreme heat tolerance are not critical. Quadrax composites are structural substrates made from continuous fibers (such as carbon, Kevlar, or fiberglass), as opposed to composite materials made from chopped fibers which tend to produce a weaker material. In addition, the Company believes that thermoplastic Quadrax Composites are tougher and less brittle than traditional thermoset plastics such as epoxies and polyesters. (See Quadrax Composites-Competition.)

     The Company commenced limited commercial production in mid-1993.
Although the Company historically was dedicated to the formatting of composite materials for defense and aerospace markets, it began redirecting its business in 1994 and 1995 to focus on commercial and consumer markets for value-added, high-performance products such as sporting goods. The Company believes that opportunities for thermoplastics do not currently exist in the defense and aerospace markets, but if attractive opportunities arise in the future, the Company will pursue them.

     In May of 1996, the Company began development of a facility in Vista, California to manufacture its graphite thermoplastic golf shafts. The Vista plant commenced production in January 1996 and, concurrently, the Company implemented its new marketing and sales programs described below. Accordingly, on June 4, 1997, the Company sold McManis Sports Associates Inc. and Lion Golf of Oregon, Inc. These companies, acquired for their manufacturing expertise and distribution channels in November 1994 and December 1995, respectively, were sold in a single transaction to Robert K. Cole, Lion Golf's former principal stockholder. As consideration for the transaction, the Company's unrecorded unsecured promissory note payable to Mr. Cole was canceled along with the Company's five year employment agreements with Robert K. Cole as chief executive officer of Lion Golf and Mr. James Cole as its president. Additionally, Mr. Robert Cole and Lion Golf assumed responsibility for approximately $1,200,000 of Lion Golf's indebtedness, including the Bank of Cascades accounts receivable/inventory working capital line which had an outstanding balance of approximately $449,838 at closing.

     The Company acquired the Victor subsidiary in May 1997. The transaction comprised the acquisition from Exeter Capital LP ("Exeter") of all of the outstanding stock of Victel, Inc., a Delaware corporation ("Victel"), whose sole asset was all the outstanding stock of Victor, a New York corporation. Consideration paid by the Company was $710,000 cash and the assumption of approximately $2,840,000 in existing bank debt which at closing was refinanced by Victor's new working capital and term credit agreement with Congress Financial Corporation ("Congress"). The three year revolving credit facility accommodates draws up to $3,550,000 against percentages of accounts receivable and inventory. Additionally, Victor has a $950,000 fully amortizing five year term loan and an equipment financing facility of up to $500,000, also based on a five year fully amortizing repayment schedule. All such loans bear interest at prime plus one and a half percent over prime. As part of the purchase agreement, $3,439,000 of Exeter's subordinated debt was converted to paid in capital. The Company has guaranteed Victor's obligations to Congress.

     Victor is a vertically-integrated manufacturer of electric cables drawn from raw copper rods into fine wire and stranded into heavier cables. The stranded cables are insulated with a PVC plastic and rubber compound and then molded to plugs to create the finished product. Every component, except blades (prongs) and insulating compound, is manufactured by Victor at its plant.

     Victor produces a wide variety of cordsets which are all produced in response to a specific customer order. Victor sells its cordsets to approximately 150 customers. Approximately 60% of Victor's sales are to nationally recognized manufacturers.

     On February 10, 1997, the Company sold $3,210,000 principal amount of 8% Convertible Debentures due February 10, 1999, with attached warrants to purchase 321,000 shares of the Company's common stock at an exercise price of $0.9375 per share at any time prior to February 10, 2000, to a total of sixteen accredited investors in a private offering pursuant to Rule 506 of Regulation D under the Securities Act of 1933. None of the investors is a resident of or domiciled in the United States. The debentures were sold at their principal face amounts for cash. A selling commission of 10% of the principal amount sold was paid to J. W. Charles, Securities, Inc.


     The principal amount of each debenture is convertible into shares of the Company's common stock with a conversion price which is the lesser of $0.9375 or 80% of the average closing bid price of the Company's common stock on the Nasdaq SmallCap Market on the five trading days immediately preceding the date of actual conversion, subject to a floor conversion price of $0.40 per share. Should the conversion price be below the floor price, the Company is obligated to convert up to 125,000 shares per $50,000 face amount per debenture, with any remaining principal amount to be repaid in cash within 60 days of the conversion date, together with interest at 7% per annum. At the end of the 1997 fiscal year, all but $150,000 of the convertible debentures, plus accumulated interest, had been converted to shares of common stock of the Company.

     In August of 1997, in another transaction pursuant to Regulation D under the Securities Act of 1933, the Company and Sovereign Partners LLP ("Sovereign") entered into a Securities Purchase Agreement for $3,500,000 of the Company's three year Convertible Debentures and the Company issued $1,500,000 of the debentures for net proceeds of $1,359,475. Interest is payable at the rate of 8% per annum commencing upon the issuance date of the debentures. The debentures are due August 4, 1999 and convertible at various times commencing October 3, 1997, into a number of shares of common stock that can be purchased at a price equal to seventy-five percent of the average closing bid price of the common stock for the ten trading days immediately preceding the date of conversion of the Debenture.

     On October 7, 1997, Sovereign assigned its rights and obligations in connection with the transaction to Dominion Capital Fund ("Dominion") to which the Company issued an additional $750,000 of debentures which are convertible into shares of common stock of the Company under similar terms and conditions as outlined above. This debenture is due August 1, 1999. Also, as part of the initial transaction, demand registration rights and warrants as described below were granted. Dominion is obligated, subject to the filing of an effective registration statement in connection with the transaction and existence of certain market conditions, to purchase the remaining debentures which would be issued with an interest rate of 4% rather than 8%. As of March 31, 1998, attempts to file an effective registration statement have not been successful, nor have any of the Sovereign or Dominion debentures been converted to common stock of the Company. If the Company has failed to file an effective registration statement after 90 days from the initial issuance date, a 2 1/2% of principal interest penalty is assessable for that period and the Company faces further penalty interest of 2 1/2% of principal thereafter for each thirty-day interval during the delayed filing or effectiveness of the registration statement. The penalty interest provisions prevail except to the extent shares issuable upon conversion of the debentures can be sold pursuant to Rule 144 or other exemption available under the provisions of the Securities Act of 1933 pertaining to all or a portion of the transaction.

     Upon its purchase of the $1,500,000 principal amount of debentures, Sovereign was issued 700,000 warrants to purchase 700,000 shares of common stock of the Company. These warrants are exercisable at $0.50 for three years from their date of issuance. Also issued in connection with the transaction were 10,000, 3 year warrants to purchase common stock at $0.75 and 100,000 shares of the Company's common stock issued to Jeffrey Taylor and to Jesup & Lamont Securities Corporation, respectively, as consideration for services.

     On February 27,1998,(the "Petition Date") the Company filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court(see ITEM 3. LEGAL PROCEEDINGS). In connection with the proceedings, the Company expects to file a plan of reorganization which may comprise a sale of some or all of its plastics industry assets or result in a business combination with third parties by either or both of the Company's plastics and electric wire and cable divisions, or the whole Company. Victor, the Company's wholly owned subsidiary, continues to carry on its business in the ordinary course and is not a petitioner/debtor in the bankruptcy.



                        Business - Quadrax Composites

Quadrax Composites-Overview

     Historically, the Company was dedicated to the formatting of composite materials for defense and aerospace markets. As defense funding for advanced research declined in the late 1980's and 1990's, and the market for composite materials in the defense industry eroded, the Company began to redirect its business toward commercial and consumer applications. Management believes that the high strength-to-weight ratio and other functional advantages of Quadrax Composites make them superior structural materials for a wide range of applications: athletic and recreational equipment such as racquet frames, lacrosse and hockey sticks, golf shafts, bicycle component parts, and panel and frame assemblies for a wide variety of recreational vehicles; truck and trailer components and systems; and military equipment, primarily outer body panels and reinforcing members for aircraft, armored vehicles and marine vessels.

     Quadrax targeted sporting goods applications because it believes that Quadrax Composites' superior performance characteristics will overcome the challenges posed by their cost premium and customers' familiarity with more conventional materials.

     Accordingly, the Company's strategy has been to focus on the design, development and prototyping of sporting goods products in order to demonstrate the performance attributes of Quadrax Composites, thereby building demand for the Company's materials. In furtherance of this strategy, in 1993 the Company signed a joint development and manufacturing contract with a Taiwanese tennis racquet manufacturer, Kunnan Enterprise Limited ("Kunnan"), through which Quadrax was able to develop technologies suitable for manufacturing value-added products from Quadrax Composites for various sporting goods markets.

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

  In the last three fiscal years, the Company took the following steps, among others, to redirect its business toward commercial and consumer applications:

   Having acquired the exclusive rights to make and market tennis racquets under the "Wimbledon" brand name in November 1994 from Time Sports, Inc., a subsidiary of Kunnan, the Company began shipping its "Conqueror" racquets made from the Company's thermoplastic material in the third quarter of 1995. In 1996, the Company relinquished its license to utilize the Wimbledon trademark in North America for tennis racquets because of the failure of the Wimbledon name to generate any meaningful interest in Wimbledon brand name tennis racquets.

  In February 1995, the Company entered into a joint design/exclusive manufacturing contract with a supplier of lacrosse equipment in the United States. In April 1995, the Company completed testing of lacrosse sticks made from Quadrax Composites and commenced shipments. In 1996, the Company revised its lacrosse equipment arrangement whereby the lacrosse equipment supplier was no longer the exclusive customer for the Company's lacrosse equipment products and began selling its lacrosse equipment to other OEMs and users of lacrosse equipment.

    In December 1995, the Company acquired all of the outstanding stock of Lion Golf of Oregon, Inc. ("Lion Golf"), a manufacturer and distributor of golf clubs. The Company acquired Lion Golf to provide golf club manufacturing expertise and distribution channels for the Company's sporting goods products. The Company subsequently sold Lion Golf on June 4, 1997, as described above.

In May 1996, the Company commenced development of a facility in Vista, California for manufacturing graphite thermoplastic golf shafts which are expected to be sold to OEMs such as Taylor Made Golf Co. ("Taylor Made"), and third party users of golf components, such as Golfsmith International, Inc. The development of this facility (see ITEM 2. DESCRIPTION OF PROPERTY) was completed in December 1996 and sales to third party customers commenced in January 1997.

In June 1996, the Company acquired an 80% interest in all of the assets of Vega, USA, a Brooklyn, New York, based manufacturer of sporting goods equipment. The product lines purchased from Vega were mid-to-lower price sporting goods adaptable to high volume production in the areas of hockey sticks, snowboards, and in-line skates. The Company relocated the Vega production equipment to its Portsmouth, Rhode Island facility. Power Stick Manufacturing, Inc. subsequently successfully asserted a claim that the machinery purchased from Vega used to manufacture hockey sticks belonged to it, and the machine was returned. (see ITEM 3. LEGAL PROCEEDINGS) The Company acquired new manufacturing equipment and recommenced manufacturing and marketing hockey sticks to OEMs, distributors, and retailers of hockey equipment.

The Company suspended operations of its composite materials business on February 13, 1998, and on February 27, 1998, filed for protection from its creditors under Chapter 11 of the Bankruptcy Code.

Quadrax Composites-Markets and Product Lines

Athletic and Recreational Equipment

    The Quadrax sporting goods target market comprises serious athletes, both professional and amateur, who are willing to pay a premium for the better "feel" and "performance" that products made from Quadrax Composites can deliver.


The Company has developed, manufactured and marketed a composite graphite golf shaft made from its proprietary thermoplastic material. The golf shaft has successfully completed a series of standard industry tests administered by an independent testing laboratory specializing in golf clubs. The Company has entered into a research and development contract with Taylor Made to evaluate the thermoplastic graphite shaft, but cannot predict at this time whether Taylor Made will ultimately enter into a manufacturing contract to produce composite thermoplastic graphite golf shafts.

The Company has developed, manufactured and marketed bicycle parts made from Quadrax composites such as handlebars, wheels, and forks for bicycle OEMs such as Spinergy, Inc., ("Spinergy"), based in Wilton, Connecticut.

      Additionally, the Company has marketed lacrosse stick handles utilizing Quadrax Composites. These handles were developed under a joint design/exclusive manufacturing contract entered into in February 1995 with an OEM. The Company commenced shipping lacrosse stick handles to this OEM in April 1995. In 1996, the Company revised its lacrosse equipment arrangement whereby the OEM was no longer the exclusive customer.

      In 1996, the Company manufactured and marketed a high-performance tennis racquet, the Conqueror. This racquet was originally marketed under the Wimbledon name. The Company commenced shipments of the Conqueror in the third quarter of fiscal 1995. The Conqueror featured "Dynamic Positioning," a strategic use of weight distribution that takes advantage of the strength-to-weight advantages of Quadrax Composites. The Company introduced several additional tennis racquet models in the first quarter of fiscal 1996, which were made out of thermoplastic material and marketed under the Quadforce or private labels. The Company ceased manufacturing tennis racquets in late 1996 and no longer competes in that business.

     The Company supplied components and finished parts to Taylor Made and Spinergy until production in the Company's plastics plants was curtailed after the Petition Date.(see ITEM 3. LEGAL PROCEEDINGS)

Commercial and Industrial Materials and Components

During 1997, the Company significantly expanded its sales to the industrial market in certain niche applications. These applications typically require the combination of high strength, light weight, corrosion resistance, and dimensional stability at elevated temperatures that Quadrax Composites possess. Generally, the Company's industrial customers, such as Fuller-Kovaco Corporation, Capital Research Equipment, Inc. and Lingol Corporation, are aware of their market needs and know enough about thermoplastic composites' properties to commit to the development time and investment necessary to satisfy the materials' requirements. Occasionally, industrial customers lack the necessary materials' knowledge and manufacturing technology to integrate composites in their products and as a result, Quadrax often supplied its customers with material as well as manufacturing techniques.

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

The Company supplied raw tape, components and finished parts to its industrial customers until production in the Company's plastic plants was curtailed after the Petition Date. (see ITEM 3. LEGAL PROCEEDINGS)


Defense and Aerospace

     Through a combination of internal initiatives and the acquisitions of composite technology from Phillips and Amoco, Quadrax established itself as a supplier of advanced composite materials systems to contractors to branches of the United States military. Quadrax Composites have been incorporated in products provided under contracts with the United States Air Force, the United States Navy and the United States Army. Under these contracts, Quadrax Composites have been incorporated in: the F-22 "Air Superiority" tactical fighter produced by Lockheed Aeronautical Systems Company under contract with the United States Air Force; the Seawolf class of submarines constructed by the Electric Boat Division of General Dynamics Corporation under contract with the United States Navy; and the "Composite Armored Vehicle," an experimental armored troop carrier (known as CAV) developed by United Defense LP under contract with the United States Army.

All defense related contracts were completed by the Company in 1995 and the Company is currently not devoting resources to the pursuit of additional defense business, however, Quadrax has continued to receive orders for unformatted Quadrax Axial Tape from companies active in the non-defense aerospace industries. Most of these orders have been, and any future orders are expected to be, for purposes of testing and evaluation in connection with research and development products, with a limited number of sales being made for commercial production purposes.


Quadrax Composites-Marketing and Sales

     Quadrax is one of a small number of manufacturers in the relatively new thermoplastic composite tape market. While Quadrax has historically been associated with defense oriented materials, Quadrax's reputation as a supplier of advanced materials and for manufacturing sporting goods equipment has grown quickly. In particular, Quadrax is known for its proprietary golf shaft which was approved by the United States Golf Association in 1996. Golf clubs equipped with Quadrax thermoplastic golf shafts are especially known for their vibration dampening characteristics which improve performance. These characteristics are also apparent in other products made by the Company such as lacrosse sticks and tennis racquets. Quadrax worked to maintain and enhance its reputation within these market sectors by periodic advertising in trade publications, the regular submission of technical papers for publication in professional journals and frequent attendance at industry conferences, conventions and trade shows.

     In producing high quality sporting goods equipment, and particularly golf equipment, the Company has integrated production vertically, from the manufacture of feedstock materials(Quadrax Composites) through distribution to product retailers. Additionally, the Company has also taken a lower profile approach to reach this market through joint development and manufacturing contracts with leading suppliers of high-performance equipment for various games and activities. For example, the Company undertook a bicycle component part program with Spinergy, as described above. This strategy provides entry to new markets in a cost effective manner enabling the Company to conserve its resources for the exploration of new applications for is tape products. The Company believes this approach increases demand for its tape products both directly, by creating the need for specific components and goods, and indirectly by demonstrating the advantages and potential of Quadrax Composites.

     Quadrax's marketing and sales programs have been the responsibility of its Vice President-General Manager Advanced Materials Division, who, supported by the Company's engineering staff and other sales personnel, is charged with calling directly on top decision makers at manufacturing companies identified as attractive candidates for the incorporation of components made out of Quadrax Composites into finished goods or parts assemblies. Industrial users of advanced materials generally buy directly from the Company and as a result the distribution of commercial products is through sales to OEMs.

     The Company considers the most effective means for the initial distribution of its sporting goods equipment to be through specialty retailers (such as pro shops), regional mass merchandisers as well as sales to OEMs. The Company has also sold its thermoplastic golf shafts directly to consumers through a telemarketing program.

Quadrax Composites-Competition

Quadrax faces competition from other materials used in the manufacture of sporting goods and equipment, and from other suppliers of thermoplastic composites.

Competing Materials

      Sporting goods and equipment are currently manufactured from conventional materials such as wood, stone, steel and aluminum, less common metals such as titanium, and epoxy-based (thermoset) composites. The principal functional advantage offered by Quadrax Composites is their ability to provide equivalent strength at lower weights than competing materials. By varying mixes of resin, fiber, fiber areal weight, resin percentage, number of plies, and axial orientation of the different plies, Quadrax was able to deliver materials that met a wide range of minimum threshold strength requirements at a fraction of the weight of more conventional materials such as steel and aluminum.

Quadrax Composites can be engineered to deliver a variety of other characteristics, including chemical stability (no rust), moisture and heat resistance (no rotting or, within certain tolerances, melting), vibration damping, and electrical insulation. Unlike epoxy-based composite materials, Quadrax Composites are fully recyclable. Scrap material can be ground up, melted down and reformed using conventional compression and injection molding techniques, retaining sufficient strength and other structural characteristics to make the reclaimed material suitable for use in a wide variety of "lower tier" applications.

       Quadrax seeks to educate the market on the competitive advantages of its composites, including several processing efficiencies which, when measured on a total cost of finished goods basis, enable Quadrax Composites to present an attractive price/performance profile. Competitive qualities of Quadrax Composites are:

  -light weight, making Quadrax Composites easy to move and handle; -structural characteristics that make them easy to form using modified conventional cutting, thermoforming or compression molding techniques; -chemical stability, making them easy and quick to process with virtually no restrictions on shelf life, no lengthy cure periods, no toxicity, and no refrigerated storage requirements; and
  -for certain resins, the ability to be bonded through heat and pressure alone, without the need for glues or other bonding agents.

     Like most composites, however, Quadrax Composites are more expensive than competing conventional materials. Additionally, there is institutional resistance to working with new materials and to investment in the re-tooling needed to integrate the materials into existing products and production lines. The Company believes that these competitive disadvantages will dissipate over time as the functional and processing advantages of composites generally gain recognition in the marketplace.

     Quadrax Composites are thermoplastic, so they lose their shape under prolonged exposure to high temperatures. Like all composites, they are fiber-reinforced and therefore subject to disintegration through abrasion that exposes the fibers. These disadvantages are irrelevant for most structural applications, but limit the utility of Quadrax Composites in high-temperature applications.

Competing Suppliers

Products widely integrating composite materials have only recently emerged in the plastics industry. It is difficult to identify those competitors that will be the most successful. A significant part of the early discovery and development work in thermoplastic composites was performed by major international oil companies, many of which subsequently exited the business as the size of the defense market decreased. Three of the largest multinational chemical companies are E.I. du Pont de Nemours & Co., Imperial Chemical Industries PLC and St. Gobain S.A. They continue to develop composite product offerings that may compete with the Company's product offerings. Additionally, the Company faces potential competition from new companies as well as established companies that may migrate from related industries. Many of the Company's current and prospective competitors, including E.I. du Pont de Nemours & Co., Imperial Chemical Industries PLC and St. Gobain S.A., have significantly greater financial, manufacturing and marketing resources than the Company. There can be no assurance that the Company's products will compete effectively with products offered by established and new competitors of the Company.

     Additionally, there is no assurance that the Company will be able to successfully compete with existing and newly emerging composite manufacturers. Maintaining a competitive edge in the composites industry requires continued investment in design and development, sales and marketing and customer service and support, and the successful timing of new product introductions. There can be no assurance that the Company will have sufficient resources to make such investments. Also, as the Company enters new markets and encounters new distribution channels and technical requirements, the level and base of competition may be different than those currently existing. There can be no assurance that the Company will be able to compete favorably.

     Generally, management believes that if immediate, sufficient and continued financing is available, or a business combination with an adequately financed entity is achieved, then, subject to court confirmation of a plan of reorganization in its Chapter 11 proceedings, the Company can compete effectively by offering products with superior performance characteristics to products offered by other suppliers at moderately higher prices than those charged by such other suppliers.

Quadrax Composites-Manufacturing and Distribution

Production Materials and Machinery

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

Employees

     Production personnel include materials and process engineers, skilled and semi-skilled machine operators, and various shop hands. As of December 31, 1997 and March 31, 1998, the Company had 24 and 7 employees, respectively, of whom 16 and 7, respectively, were full time employees. On December 12, 1997, the Company announced the annual holiday closure of its Portsmouth, Rhode Island and Vista, California facilities. The closure was extended by an additional week to conserve cash and allow the Company to further explore the prospects of certain business combinations to reorganize the Company and its financing arrangements. After a limited start-up of its plastics manufacturing plants in January 1988, production was curtailed in February as further cutbacks and employee and management terminations culminated in the Company's Chapter 11 filing on the Petition Date. (see ITEM 3. LEGAL PROCEEDINGS). Regarding operations in its plastics divisions, the Company believes that any necessary production personnel can be recruited at competitive rates from within the plastics and general manufacturing industries.

Physical Plant and Procedure

     The core technologies underlying Quadrax Composites involve, firstly, the fabrication of unidirectional continuous fiber-reinforced, thermoplastic tapes and, secondly, the lay-up and consolidation of those tapes into multi-ply laminates. These technologies are based on insights into the chemical processes by which a variety of man-made polymer resins (plastics) can be made to bond with continuous fibers to produce a material that is strong, lightweight, easy to handle, and easy to shape using modified conventional heat and compression molding techniques. A large portion of this technology was licensed to Quadrax by Phillips Petroleum Company of Bartlesville, Oklahoma on September 8, 1992.

     The principal fibers used in making Quadrax Composites are carbon, glass and aramid (for example, du Pont's brand of aramid fiber that it markets under the name "Kevlar"). The principal resins used are nylon, polymethymethacrylate (acrylic), polyetherimide, polyphenylene sulfide (PPS) and poly-ether-ether-ketone (PEEK). The Company believes that its thermoplastic Quadrax Composites outperform thermoset composite materials due to the use by Quadrax of continuous fibers and resins superior to traditional epoxies and polyesters.

The Company also has the ability to form its multiply laminates into three-dimensional piece parts in order to generate additional demand for the Company's tape products. Examples of products made by the Company from multiply laminates are shoe inserts and helicopter flooring.

     Additionally, at the Portsmouth facility, Quadrax has the capability to thermoform or compression mold customer specified component parts and frame assemblies on proof-of-concept, pre-production prototype and pilot production bases. Finished goods, such as hockey sticks, lacrosse sticks and bicycle parts are produced in Portsmouth and shipped to OEMs to be assembled into their products and to wholesale and retail distributors. Composite thermoplastic graphite golf shafts are manufactured by the Company at its Vista, California facility. The thermoplastic golf shafts are shipped to OEMs to be assembled into their products or to wholesale and retail distributors (also, see ITEM 2. DESCRIPTION OF PROPERTY ).

Inventories

Quadrax maintains a small inventory of fabricated tape in standard configurations at its Portsmouth facility. Sheet goods and pre-formed parts are manufactured on a contract basis only with raw materials acquired as needed.

Customer Service and Support

 The Company has made available members of its engineering staff to visit its customers and to consult on proper processing techniques or special engineering challenges, on an as-needed basis. Generally post-sale support is not required.

Quadrax Composites-Research and Development

       During the fiscal years ended December 31, 1997 and December 31,1996, the Company estimates that its expenditures for research and development in connection with Quadrax Composites were approximately $1,117,000 and $810,000, respectively.


                  Business - Victor Electric Wire and Cable

Victor-Overview

Victor, located in West Warwick, Rhode Island, was established in 1945 and has for over fifty years been a vertically-integrated manufacturer of electric power cordsets and interconnect cables, primarily for OEMs of small appliances.

Victor-Markets and Product Lines

Victor produces a wide variety of power supply cords (cordsets), insulated wire (bulk wire) and molded cable assemblies. All Victor's products are produced only after customer orders are received and then in response to the customer's unique specifications. Wire products are supplied in a variety of colors and can be terminated by many styles of plugs and connections. The wire is rated for use in various temperature ranges up to 105C and plugs are available with designs for varied stress capacities.

Victor sells its products to approximately 150 customers. Currently, approximately 60% of sales are to nationally recognized OEMs such as Black and Decker, Hamilton Beach\Proctor-Silex, Bunn-O-Matic, Kirby, West Bend and Toastmaster, all manufacturers of small appliances for consumer use. The balance of sales are to a combination of electronic, medical and interconnect device manufacturers. During the year ended December 31, 1997, two customers each accounted for more than 10% of total sales, with sales to both customers totaling approximately 35% of total sales. Victor presently relies on corporate purchase agreements, letters of intent and blanket orders for its one to three year production schedules. Victor's plans for future growth depend on the continued existence of these relationships with existing customers.

Victor-Marketing and Sales

Victor sells primarily through nine sales representative organizations. Additionally, numerous "house" accounts are managed by an inside sales group.

Victor's business is historically seasonal, with sales strongest in the months of May through September as its customers place orders for goods to be sold by them during the year-end holiday buying season. Accordingly, net revenues for Victor are typically strongest in the second and third quarters. As Victor's profitability significantly depends on sales made in the second and third quarters, Victor's operations could be materially adversely affected by an economic downturn in any second or third quarter. Net revenues in other quarters are generally lower and vary significantly as a result of customers' requirements for new types of electric power cordsets and other factors.

  There can be no assurance that the Victor subsidiary will achieve consistent profitability on a quarterly or an annual basis. Victor's management plans to target new market segments and develop new products to reduce seasonality and increase total sales.

Victor-Competition

Victor has been ISO 9002 certified since December of 1996. Victor competes by means of aggressive pricing, new product development, high quality products and exceptional service. To sustain its competitive edge Victor has implemented statistical process controls, total quality management and continuous improvement programs. Included with products purchased from Victor are access to its engineering resources and assured immediate staff response to customers' needs. As an additional tool to maximize service and performance, Victor has developed and uses Electronic Data Interchange (EDI) capabilities.

      Victor's principal domestic competitors are General Cable, Multilec, Belden, Leviton and Komar. There are numerous overseas competitors as well, principally in Mexico and China. Many of such competitors are larger and better financed than Victor, and have significantly greater manufacturing and marketing resources than does Victor. Victor believes that its long-established reputation for quality and reliable delivery are key competitive assets.

Victor-Manufacturing and Distribution

Production Materials and Machinery

Victor's key raw material ingredients are copper and insulating compound (consisting of PVC and rubber). All such materials are commodities available from several sources. However, being commodities, the prices for both raw copper and plastic resins are volatile and respond to both general economic conditions, and supply and demand conditions for commodities specifically.

     The Company is dependent on third party relationships with several suppliers of the raw materials necessary to its business. Victor maintains medium term supply arrangements for all its projected copper requirements in the form of purchase orders issued to copper suppliers covering projected eight month requirements. Victor does not presently have any long-term supply agreements with its suppliers of plastic and does not anticipate the execution of any long-term agreements with these suppliers in the future. Victor's management believes the copper purchase orders serve to reasonably reduce Victor's risks but there can be no assurance that this approach will be effective to adequately insulate Victor against all copper price fluctuations. Regarding the supply of insulating compounds, management believes that it has alternative sources available to it in the event that its requirements change or its current suppliers are unable or unwilling to fulfill its needs. Nevertheless, there can be no assurance that alternative suppliers will be available upon terms comparable to its existing arrangements.

Employees

At March 31, 1998, Victor employed 266 employees of whom 201 are represented by the International Brotherhood of Electrical Workers. Victor and the union executed a three-year collective bargaining agreement in late April, 1997. Although management considers its labor relations to be excellent there can be no assurance that Victor will be able to renew such agreement after its expiration or if it is renewed that such renewal will be on terms as favorable to Victor as those currently in existence. In addition, Victor's operations could be materially adversely affected in the event an extended strike is called by the union.



Physical Plant and Procedure

     Victor's plant is laid out to accommodate the mass production and light manufacturing processes involved in the fabrication of custom cordsets. Spools of 5/16" raw copper rod are delivered to the premises below grade for initial treatment. The raw copper rods are drawn into fine wire whereafter the fine wire is stranded and spun into heavier cables of varied thickness, depending upon customer specifications. Victor's wire drawing operation is capable of producing 80,000 pounds of stranded copper wire weekly. Spools of the refined stranded cables are then moved up to the middle level of the plant where they are insulated with a PVC plastic and rubber compound. At the upper level of the plant, the insulated wire is cut to lengths and molded to plugs to create the finished product. The goods are then packaged for shipping. Every component, except the blades (prongs) and PVC plastic and rubber compound used to insulate the wire, is manufactured by Victor at its plant. Victor has a variety of over 300 molds and the capability to process over 1,500,000 cordsets per week. All the machinery used by Victor in its manufacturing process is made of standard components for which replacement parts are readily available.(Also, see ITEM 2. DESCRIPTION OF PROPERTY)

      Victor distributes its finished products to its primarily OEM customers by shipping directly from its plant. Customers' very large orders can be temporarily warehoused at Victor's facilities and shipped upon request.

Inventories

Because Victor's distribution is primarily to OEMs and production is in response to specific orders, inventories of finished goods are limited and averaged approximately $700,000 throughout the 1997 fiscal year. Raw material inventories averaged approximately $800,000 throughout the same period.

Victor-Intellectual Property

Victor has been awarded several patents in its fifty-year history, one of which remains in effect. Victor also holds several trademarks. While Victor's trademarks are widely recognized in the industry, management does not consider its intellectual property assets to be material to the business. Victor does not require any licensed technology from any third party.

Victor-Governmental Regulations and Environmental Compliance

      Victor's quality control laboratories have been certified by UL and CSA to perform specific follow-up tests. Additionally, the laboratories can perform complete compliance testing to all pertinent UL, CSA and ASTM standards, including the standards applicable to the hospital applications of Victor's cordsets (Green Dot Standards).

     The Company believes that Victor's light manufacturing processes have no untreated environmentally unsound by-products, practices or side effects. Certain outmoded petroleum product storage procedures have been reviewed by current management and negotiations regarding site remediation are underway among Victor, the landlord, and the Rhode Island Department of Environmental Management. Neither the costs nor effects of necessary remedial work will materially impact Victor's operations. Victor's portion of the cost of the remediation is estimated between $125,000 and $150,000.


ITEM 2. DESCRIPTION OF PROPERTY

       The Company maintains three manufacturing facilities. One facility is located in Portsmouth, Rhode Island, in a leased building comprising approximately 49,000 square feet. The Company has occupied all or a portion of this building since the building was constructed in 1988 and until February 27, 1998, when the Company's executive offices were relocated to surplus office space at the Victor plant, the building contained the Company's headquarters. In connection with its initial lease of the facilities, the Company acquired a one-third interest as a limited partner in the limited partnership that owns the building and pledged a $250,000 certificate of deposit to secure its obligations to the construction lender.

Under the terms of a revised operating lease executed in October 1993, the Company agreed to lease the Portsmouth building for approximately $100,000 a year for a ten-year term expiring in 2003. The Company has responsibility for all repairs, maintenance and operating expenses for the building during the lease term. In connection with the execution of the revised lease, the lender reduced the balance of the mortgage based on the decline in the fair market value of the building. In exchange for a net reduction in the outstanding loan balance of approximately $1 million, the Company transferred the $250,000 certificate of deposit to the limited partnership as a capital contribution, and the limited partnership transferred the certificate of deposit to the lender. In exchange for the $250,000 payment from the Company, the limited partnership executed a second deed of trust payable to the Company in the amount of $250,000. Under the revised lease, Quadrax has the right to purchase the building at any time during the lease term for a price of approximately $1,000,000 (approximately 50% of the construction cost of the building), a portion of which may be paid through cancellation of the second deed of trust. During 1997, the Company became several months in arrears on its rental payments for this facility. At that time, the Company was notified by its landlord that the first mortgage holder intended to foreclose the landlord's interest in the property, evict the Company for non-payment of rent and sell the building. Eviction proceedings commenced in February 1998 are stayed as a result of the Company's Chapter 11 filing on the Petition Date. At Fiscal 1997 year end, the Company wrote off the second deed and trust in the amount of $250,000 as a result of the foregoing circumstances. (see ITEM 3. LEGAL PROCEEDINGS).

The Company's second manufacturing facility is for composite graphite thermoplastic golf shaft production and is located in Vista, California in a leased one story concrete tilt-up building of approximately 10,000 square feet. The rent on this building approximates $65,000 annually under a lease that extends to April 2001.

The Victor subsidiary operates out of a three to four story, single location, leased facility in West Warwick, Rhode Island, containing approximately 200,000 square feet of manufacturing and office space. Victor has been located in this facility for approximately 50 years. The Company believes the facility to be adequate to meet Victor's office and production needs for the foreseeable future. The facility is leased from a third-party landlord on a "triple net" basis at an annual base rental of approximately $240,000. Such lease expires December 31, 2001.

The Company believes that its existing leased facilities are adequate to meet its currently anticipated requirements and that suitable additional or substitute facilities will be available if required.

ITEM 3.  LEGAL PROCEEDINGS

     On the Petition Date, the Company filed a Voluntary Petition under Case No. 11-98-10799 in the United States Bankruptcy Court in the District of Rhode Island. Concurrently, the Company ceased its manufacturing operations at its Portsmouth, Rhode Island and Vista, California plastic industry plants and relocated its executive offices to surplus office space at its Victor plant in West Warwick, Rhode Island. Victor's electric and wire cable business continued in the ordinary course and Victor is not a petitioner or debtor in the bankruptcy filing. Upon filing the Petition, the Company became a Debtor-in-Possesstion and its management focused on developing the Company's plan of reorganization. Accordingly, several claims which were the subject of pre-petition litigation were stayed and those claims, together with claims arising from several pre-petition defaults and claims from events of default caused by the filing of the petition should be resolved during the bankruptcy proceedings. The Bankruptcy Case itself should be resolved by either a dismissal of the petition, a confirmation of a plan of reorganization proposed by the Company, its creditors or a third party, or a conversion of the case to a liquidation under Chapter 7 of the Code.

     During the bankruptcy, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date without approval of the Bankruptcy Court. The consummation of a plan of reorganization is the principal objective of the Company's bankruptcy. A plan of reorganization sets forth the means for satisfying claims and interests in the Company, including the liabilities subject to comprise. The consummation of a plan of reorganization for the Company will require the requisite vote of impaired creditors and interest holders in accordance with the provisions of the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court. Although the Company expects to propose a Chapter 11 plan of reorganization in 1998, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, or approved by the creditors, or confirmed by the Bankruptcy Court, or that such plan will be consummated. After the expiration of the Company's exclusivity period for filing such a plan, creditors of the Company have the right to propose alternative plans of reorganization. Notwithstanding the substantial assets of the Company, a portion of which may be available for distribution on a pro rata basis to the Company's equity security holders following an asset sale for the benefit of creditors which may form part of any plan of reorganization, substantial likelihood exists that, immediately following such distribution, material dilution or elimination of the equity of existing shareholders may occur.

     On January 1997, the Company was named as a defendant in the lawsuit of Power Stick Manufacturing, Inc. ("Power Stick") v. Quadrax Corporation, No. CA 97-CV0020-T, United States District Court of Rhode Island. Power Stick claimed that the hockey stick pultrusion machine which the Company purchased in June 1996 from Vega USA rightfully belonged to Power Stick. The suit was determined adversely by a jury in June, 1997. Under the judgment, the Company was ordered to turn over possession of the hockey stick pultrusion machine to Power Stick. This was done on July 7, 1997. In addition, the jury awarded Power Stick damages of $150,000. The court has not entered this damage verdict, pending completion of the second phase of the suit which is limited to Power Stick's claims of patent infringement against the Company. In connection with this award of damages, on December 22, 1997, Power Stick obtained a Writ of Attachment regarding the shares of Victor indirectly owned by Quadrax. No execution proceedings have been commenced in connection with this Writ and the shares comprising ownership of Victor remain in the custody of Congress, to whom they are pledged by the Company as collateral for the Company's guarantee of Victor's borrowings. The proceedings were stayed on the Petition Date pending developments in the Bankruptcy Court.

     On January 7, 1998, the Company was served with a verified complaint and motion for pre-judgment attachment in the lawsuit of David Evans ("Evans") filed in the Newport County Rhode Island Superior Court under Case No. CA No.98-49. The complaint alleges that Evans was dismissed in violation of the Rhode Island Civil Rights Act and that by its conduct the Company negligently inflicted mental distress on Evans. The Company dismissed Evans for cause and intends to vigorously defend the suit and the related attachment proceedings. The action has been stayed under the Bankruptcy proceedings as described above.

      On February 3, 1998, the Company received a demand from Michael Dorf ("Dorf"), a former employee, in connection with an employment separation agreement pursuant to which $15,211.54 was due to Dorf on December 12, 1997. The demand was accompanied by a Petition For Appointment of A Receiver pursuant to the provisions of R.I.G.L Section 7-1.1-90 filed in the Newport, SC Rhode Island State Superior Court under No. 98-0039. A hearing in respect of the issues did not occur prior to the Company's Bankruptcy filing and the proceeding has been stayed as described above.

      On February 9, 1998, the Company was served with a complaint in the lawsuit of Timothy P. MacDonald ("MacDonald") and Sinapi Law Associates, Ltd. filed in the Providence, Superior Court under Case No. 98-0555. The complaint, which joins the Company's Chairman as a defendant, alleges that the defendants breached a settlement agreement in connection with earlier litigation by MacDonald against the Company for his alleged wrongful dismissal. The Sinapi law firm's claim against the Company is for payment of MacDonald's legal fees to which the Company had agreed as part of the settlement agreement. The plaintiffs seek compensatory damages, punitive damages and interest as contemplated by R.I.G.L. Section 9-1-50. The Company and the Chairman answered the claim and the proceeding was stayed pending developments in the Company's Bankruptcy petition as described above.

      On February 20, 1998, the Company was served with a complaint in the lawsuit of Lasalle National Bank filed in the Newport, SC Rhode Island District Court, Second Division. The plaintiff landlord seeks repossession of the Company's Portsmouth, Rhode Island premises for non-payment of rent. No hearing occurred in respect of the issues and the proceeding was stayed pending developments in the Company's Bankruptcy petition as described above.

      From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 31, 1998, the Company is not currently a party to any legal proceedings, other than those mentioned in this ITEM 3. LEGAL PROCEEDINGS, the adverse outcome of which, in management's opinion, would individually or in the aggregate have a material adverse effect on the Company's results of operations or financial position.

     Victor was a co-defendant in Mickle v. Cooper Industries, Inc. et al, (USDC PA No. 97-3572) a lawsuit brought by an employee of a company who was allegedly injured while using a soldering iron in the course of her employment when it shorted and she received an electrical shock. The case was dismissed with prejudice on March 12, 1998 at no cost to Victor.

Victor is subject to product liability litigation on a recurring basis from persons suffering shocks from electrical appliances and other product failures. Victor maintains insurance coverage against such liabilities in amounts which, in the opinion of management, are adequate against the risks assumed. Victor's litigation is not stayed or otherwise affected by the Company's Chapter 11 Petition and court proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
                 None

















                                   PART II

ITEM 5.  MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock and the Company's Non-Callable Class C Common Stock Purchase Warrants ("Class C Warrants") trade on the Nasdaq Small Cap Market ("Nasdaq") under the symbols "QDRX" and "QDRXZ," respectively.

      The table below sets forth the range of high and low bid prices for the Common Stock and the Class C Warrants on Nasdaq for each quarter within the last two fiscal years:
                                       Common Stock     Class C Warrants
                                     High Bid Low Bid   High Bid Low Bid

Fiscal 1997:
Quarter Ended March 31, 1997      $ 1.5000   $ 0.5000  $ 2.5000  $ 1.0000
Quarter Ended June 30, 1997         0.7813     0.3750    1.0000    0.5000
Quarter Ended September 30,1997     0.6875     0.4063    0.7500    0.5000
Quarter Ended December 31,1997      0.3700     0.0300    0.7500    0.0300

Fiscal 1996:
Quarter Ended March 31, 1996      $ 1.3438    $ 0.6563 $ 1.6250  $ 1.1875
Quarter Ended June 30, 1996         2.0625      0.9688   3.2500    1.2500
Quarter Ended September 30,1996     1.8750      0.6875   2.2500    1.0000
Quarter Ended December 31, 1996     1.2500      0.6875   2.3750    1.2500

   The preceding price quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

   As of December 31, 1997, there were 44,728,914 shares of Common Stock issued and outstanding and held of record by approximately 1,400 stockholders.

   Effective the Petition Date, the Company's Nasdaq trading symbol was suffixed by the additional letter, "Q", to identify its Debtor-in-Possesstion status. Subsequently, and at the Company's request, Nasdaq ceased to quote the price and volume of trades of the Company's securities. Enhanced listing standards for Nasdaq have an effective date of February 25, 1998. These standards require companies whose stock trades are quoted by Nasdaq to have a minimum tangible net worth of $2,000,000 and a minimum bid price of $1.00 per share for their common stock. The Company was put on notice of noncompliance and advised that de-listing would follow unless it met the $1.00 minimum stock price requirement. On April 15, 1997, at the Company's request, the trading in the common stock was delisted by Nasdaq.

     Subject to provisions of federal and state securities laws, rules and regulations, trades may be transacted through private or brokered transactions and on the NASDAQ Electronic Bulletin Board or the "Pink Sheets" service operated by the National Quotation Bureau.

Dividend Policy

    The Company has never paid cash dividends and it does not anticipate that it will pay cash dividends on its Common Stock or alter its dividend policy in the foreseeable future. The payment of dividends on the Common Stock by the Company will depend upon the outcome of the bankruptcy case, on its earnings and financial condition, and such other factors as the Board of Directors of the Company may consider relevant. The Company currently intends to retain any earnings to fund the Company's ongoing cash requirements.

    For a description of unregistered securities sold within the last fiscal year refer to ITEM 1. DESCRIPTION OF BUSINESS: Business General, where issuances of the Company's Convertible Securities are discussed.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this Form 10-KSB are forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, the outcome of Bankruptcy Court proceedings and other risks.

Bankruptcy Filing

    Since the Petition Date, the Company has been operating as a Debtor-in-Possesstion under Chapter 11 of the Bankruptcy Code. Accordingly, several claims which were the subject of pre-petition litigation were stayed and those claims together with claims arising from several pre-petition defaults and events of default caused by the filing of the petition should be resolved in the bankruptcy proceedings. The bankruptcy case itself will be resolved by either a dismissal of the petition, a confirmation of a plan of reorganization proposed by the Company, its creditors or a third party, or a conversion of the case to a liquidation under Chapter 7 of the Code.

     A bankruptcy petition was filed in order to obtain an opportunity to reorganize the Company. The Company expects to reorganize its affairs under the protection of Chapter 11 through a plan of reorganization. Although management expects to file a plan of reorganization in 1998, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, or approved by the creditors, or confirmed by the Bankruptcy Court, or that such plan will be consummated. After the expiration of the Company's exclusivity period for such filings, creditors of the Company have the right to propose alternative plans of reorganization. Any plan of reorganization, among other things, is likely to result in material dilution or elimination of the equity of existing shareholders.

     During the Chapter 11 filing, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising pre-petition without approval of the Bankruptcy Court. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 case. A plan of reorganization sets forth the means for satisfying claims and interests in the Company, including liabilities subject to compromise.

     The consummation of a plan of reorganization for the Company in accordance with the provisions of the bankruptcy code will require the requisite vote of impaired creditors and interest holders in accordance with the Provisions of the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.
(Also, see Note 1 to the Consolidated Financial Statements   Subsequent Events)

Competition

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

Development of Distribution Channels

Success in the sporting goods and recreational equipment market will also hinge on the Company's ability to develop distribution channels, including both retailers and distributors, and there can be no assurance that the Company will be able to effectively develop such channels.


Continued Investment

    Maintaining the Company's technological and strategic advantages over its competitors will require continued investment by the Company in design and development, sales and marketing, and customer service and support. There can be no assurance that the Company will have sufficient resources to make such investments.

Technological Advances

     The Company's ability to maintain a competitive edge by making technological advances ahead of its competition will have a significant impact on the success of the Company.

Outside Financing

     The Company believes that it will need significant outside financing over the next five years. There can be no assurance that it will be able to obtain such financing.

     The following financial tables sets forth selected financial data at December 31, 1997 and at December 31, 1996 and for the fiscal years then ended.

                                 Dollars in thousands, except per share data
                                                      Year Ended
                               ---------------------------------------------
Statement of operations data:                 December 31,     December 31,
                                                     1997             1996

Total Revenue                                    $13,968           $  3,207
                                                 -------         ----------
Cost of goods sold                                13,922              4,115
Research and development expense                   1,117                810
Selling, general & administrative expense          5,967              4,996
Litigation & restructuring expense                 1,270              1,325
Interest expense                                   2,002              1,881
Interest income                                      (47)               (70)
Other, expenses (income), net                        200               (290)
                                               ----------         -----------
Total expenses(net of interest & other income)    24,431             12,767
                                               ==========        ===========

Net loss from continuing operations           $  (10,463)        $   (9,560)
                                              ===========       ============
Net loss per common share from
  continuing operations                       $    (0.26)        $    (0.40)

Weighted average common shares outstanding        39,751             23,922


                                                        December 31,
                                                   1997           1996
                                                -----------    ---------
Balance Sheet Data:
Working capital                               $   (1,642)      $      686
Total assets                                      10,443            7,300
Long term liabilities                              5,899            1,761
Total stockholders' equity (deficit)              (2,065)           2,691


Fiscal Year 1997 Compared to Fiscal Year 1996

The Company's net loss from continuing operations in fiscal 1997 of $10,463,000 increased by $903,000 as compared to the fiscal 1996 loss of $9,560,000. This increase primarily resulted from a net loss from the start up of the golf operation on the West Coast approximating $1,791,000, and increased corporate costs of approximately $854,000, and the write off of the 2nd mortgage on the Portsmouth, Rhode Island facility amounting to $250,000, offset by the favorable impact on net earnings of $2,125,000 resulting from the disposition of Lion Golf.

Total revenues recognized during fiscal 1997 were $13,968,000 as compared to $3,207,000 in fiscal 1996. This increase over fiscal 1996 of $10,761,000 results primarily from the Company successfully completing its acquisition of Victor Electric Wire & Cable Corp. ("Victor") in May of fiscal 1997. Victor's sales reflected in the fiscal 1997 period amounted to $11,446,000. A second factor contributing to the sales increase were the increased sales of Quadrax Advanced Materials products of approximately $1,000,000 in 1997. Offsetting the sales increases in 1997 was the decrease in sales associated with the disposition of Lion Golf of approximately $1,685,000. Lion Golf was sold by the Company in fiscal 1997 and a portion of the revenues reflected in 1997 of approximately $920,000 will not be repeated in the future.

     Cost of goods sold for fiscal 1997, $13,922,000 reflect costs associated with the consumer products that the Company shipped in the 1997 period along with costs related to Victor's revenues reported in 1997 as a result of the acquisition thereof. As compared to the $4,115,000 spent during the 1996 fiscal year, this is an increase of $9,807,000. Victor's costs of goods sold reflected in 1997, accounts for approximately $10,053,000 of the increase over fiscal 1996. The fiscal 1997 Quadrax Advanced Materials product costs increased over fiscal 1996 by approximately $1,560,000. Significant factors that impacted Quadrax Advanced Materials product costs and thereby impacted margins during 1997 were: low volume of sales of products being introduced to the market place; manufacturing inefficiencies associated with new production processes; and fixed manufacturing costs which are unabsorbed due to low volume. Increased sales volume would lessen the impact of these factors. Part of the increase was caused by the lower gross profit margin associated with the consumer related products sold in 1997 compared to the higher gross profit margin of the defense related products sold in fiscal 1996. The Company's negative gross profit in 1996 arose as a result of the continuing progress of shifting from a development stage company to an operating company. The above increases in cost of goods sold were offset by the decrease in costs of approximately $1,806,000 resulting from the disposition of Lion golf in fiscal 1997.

Research and development costs increased by approximately $307,000 to $1,117,000 in fiscal 1997 from $810,000 in fiscal 1996. The primary reason for this increase is that the Company was capitalizing product development costs in the 1996 period relating to the development of the golf shaft manufacturing facility in Vista, California. In the 1997 period, the Company commenced production and facility and operating costs were charged to operations.

During fiscal 1997, the Company's selling, general and administrative costs ("SG&A') were $5,967,000, a increase of approximately $971,000 from $4,996,000 in fiscal 1996. The most significant change in SG&A in fiscal 1997 came from Victor which was acquired in fiscal 1997 and is responsible for approximately $1,261,000 of the increase. The start up of the Quadrax Golf division in fiscal 1997 accounted for $908,000 of the increase, while Quadrax's Advanced Materials and Corporate segments were responsible for approximately $383,000 of the fiscal 1997 increase. The Lion disposition favorably impacted SG&A in fiscal 1997 by approximately $1,580,000.

Expenses related to litigation and restructuring costs decreased $55,000 to $1,270,000 in fiscal 1997 from $1,325,000 in fiscal 1996.  The 1997 litigation and restructuring reserves relate to the following: (1) the cost of the pultrusion machine and deferred compensation agreements relating to the 1996 Vega, U.S.A. acquisition, $645,000; (2) costs relating to the divestiture of Lion Golf in May 1997, primarily goodwill, $200,000; and (3) costs relating to the finalization of the termination of the Wimbledon tennis racquet licensing relationship, $425,000. In fiscal 1996, the Company's restructuring costs consisted of: one, the write-off of the unamortized portion of the Wimbledon racquet license, $360,000; two, the write-off of the balance of the McManis Sports molds and equipment, $250,000; and three, legal and professional costs, $715,000, incurred to resolve issues that arose prior to fiscal 1996.

Interest expense increased $121,000 in fiscal 1997 to $2,002,000. The primary reason for this 1997 increase is the interest expense of $229,000 on the operating debt of the Victor subsidiary offset by the interest expense reduction of approximately $85,000 resulting from the reduction of debt associated with Lion Golf which was disposed of during fiscal 1997.

Interest income decreased $23,000 in fiscal 1997 to $47,000 from $70,000 in fiscal 1997, an insignificant change.

Other expense (income), net decreased $490,000 to an expense of $200,000 in the fiscal 1997 period from an income of $290,000 in fiscal 1996. The primary reason for this decrease is that Lion Golf which was disposed of in fiscal 1997 reported other income of approximately $273,000 in fiscal 1996 which was not repeated in fiscal 1997, and the write-off of the 2nd mortgage of the Portsmouth, Rhode Island facility amounting to $250,000.

Financial Position, Liquidity and Capital Resources

At December 31, 1997, the Company had total assets of $10,443,000 and stockholders' equity (deficit) of ($2,065,000). Current assets were $4,968,000 and current liabilities were $6,610,000 resulting in negative working capital of approximately ($1,642,000) which is a decrease of approximately $2,328,000 from December 31, 1996, when working capital was approximately $686,000. This decrease in working capital resulted principally from the Company's continued losses from operations in the 1997 period.

Cash and cash equivalents decreased by approximately $1,147,000 from December 31, 1996 to $53,000 at December 31, 1997. This decrease is due primarily to the Company's use of approximately $5,559,000 to fund its operations, capital expenditures of approximately $785,000 and the expenditures of approximately $710,000 related to the purchase of Victor in May 1997. These expenditures were offset by the Company's raising of additional capital of approximately $5,232,000 along with net new bank debt incurred of $675,000.

Accounts receivable increased by approximately $1,464,000. The primary reasons for this increase is due to the Company's acquisition of Victor in May 1997 increasing accounts receivable net by approximately $2,011,000, offset by the disposition of Lion Golf and the write-off of Wimbledon receivables as part of a settlement which combined decreased accounts receivable by $765,000.

Inventories increased by approximately $1,142,000. This increase is primarily derived from the additional inventory the Company gained related to the acquired subsidiary Victor of approximately $1,767,000, offset by the disposition of Lion Golf which decreased inventories by $938,000. Additionally, the inventories of the Quadrax Advanced Materials and Golf divisions increased approximately $310,000 during fiscal year 1997.

Other current assets decreased by approximately $25,000 during fiscal
1997, of which, approximately $21,000 was due to the disposition of Lion Golf.

     The other long term assets decreased in fiscal 1997 by $222,000 and amounted to $393,000 at December 31, 1997. Principally, the decreases related to the write-off of the 2nd mortgage on the Portsmouth, Rhode Island facility amounting to $250,000 (Quadrax is in default on the Portsmouth, Rhode Island lease and the first mortgage holder is commencing foreclosure on the facility) and the decrease related to the disposition of Lion Golf amounting to approximately $133,000, offset by increases amounting to approximately $153,000 related to the Victor subsidiary, which was acquired in fiscal 1997.

The current portion of long term debt increased by approximately $254,000. This increase results principally from the Victor subsidiary's new working capital line with Congress Financial Corporation, net of the assumption of the Bank of Cascades line of credit by the new owners of Lion Golf.

Accounts payable and accrued expenses increased approximately $3,509,000 from $1,991,000 at the end of fiscal 1996, to $5,500,000 at the end of fiscal 1997. This increase primarily results from increases related to Victor of approximately $2,589,000, to start up Golf operations of approximately $378,000, to Advanced Materials division of approximately $771,000 and to Quadrax corporate division of $290,000, offset by the disposition of Lion Golf which caused decreases of approximately $383,000.

Long term debt increased approximately $2,350,000 to $2,711,000 at the end of fiscal 1997. This increase principally results from the additional term debt relating to the Victor amounting to approximately $2,663,000, net of the long term debt assumed by the new owners of Lion Golf amounting to approximately $291,000 when this entity was divested by the Company as of May 31, 1997.

Convertible debentures increased to $3,188,000 at the end of fiscal 1997 from $1,400,000 at the end of fiscal 1996. This increase related to the issuance of an additional $3,210,000 of convertible debentures in February 1997 and an additional $1,500,000 and $750,000 of convertible debentures in August, 1997 and October, 1997, respectively, offset by the debenture holders' conversion of $4,461,000 of their debentures to common stock during the fiscal year 1997. Included in the increase of the debt payable is approximately $788,000 of imputed interest that is due and payable upon conversion or retirement of the debentures.

In fiscal 1997, capital expenditures were approximately $1,496,000. These capital expenditures relate primarily to monies expended for the acquisition of Victor in May 1997 totaling approximately $710,000, along with Victor capital additions since the acquisition of approximately $275,000 and other capital additions at Quadrax of approximately $511,000.

     The Company generated revenues of approximately $13,969,000 in the fiscal year 1997, and as a result, operations were not a total source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. Net funds provided by financing activities during the fiscal year 1997, after giving effect to the repayment of debt, totaled approximately $5,908,000, as compared to $6,188,000 during fiscal year 1996.

     The Company received a going concern qualification from its outside independent auditors on its fiscal 1996 audited financial statements and expects to receive such a qualification in fiscal 1997 as well. The results to date have not yet been sufficient to negate the auditor's qualifications.

There is no assurance that the Company's efforts to propose a plan of reorganization that will be confirmed will be successful. Further there is no assurance that a confirmed plan will enable the Company to achieve viability and profitability or to raise money will be successful. It is difficult for the Company to predict with accuracy the point at which the Company will be viable and profitable or whether it can achieve viability or profitability at all, due to the difficulty of predicting accurately the amount of revenues that the Company will generate, the amount of expenses that will be required by its operations, and the Company's ability to raise additional capital. (See Note 1 to the Consolidated Financial Statements regarding Subsequent events.)



Year 2000 Issues

     The Company initiated its efforts to obtain Year 2000 compliance in the information systems area in September 1997 and plans to complete the project by March 31, 1999. Incremental SG&A expense in 1998 and the first quarter of 1999 specific to the completion of the information systems phase is expected to be minimal as the Company presently has identified the software and hardware required to achieve Year 2000 compliance. Related investments in capital above the normal cost of upgrades and replacements are not expected to exceed $400,000. With respect to operational Year 2000 compliance issues, the Company has very few products that are, by their nature, date dependent; however, certain manufacturing, logistics, administrative and facility systems and equipment use embedded computer technology. The Company has established an internal steering committee that is currently working on identifying the necessary actions and developing a plan for systematic assessment of suppliers and customers. The incremental internal labor costs and external expenses for the operational compliance phase cannot be determined at this time, but are not expected to be significant. The Company does not anticipate any material negative impacts related to Year 2000 issues as of December 31, 1997; however, the Company is reliant in part on the effective execution by customers and suppliers in dealing with these issues. Unforeseen Year 2000 compliance issues, both within Quadrax, Victor and amongst their customers and suppliers and in general within the business and governmental communities, could negatively impact the Company's business results.









ITEM 7.  FINANCIAL STATEMENTS.

         The Consolidated Financial Statements of the Company as of December 31, 1997 and December 31, 1996 and for the fiscal years ended December 31, 1997 and December 31, 1996 are set forth following page F-1 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None



































                              Part III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
    PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth certain information concerning each director and executive officer of the Company as of the date of this
    Report:

      Name                   Age          Position

     James J. Palermo        61          Chairman, CEO, President and
                                         Director

     John A. McQuade         54          Vice President-Technical
                                         Coordination

     Michael Buck            36          Former Vice President -
                                         Sales and Marketing
                                         - Golf Division

     David L. Park           48          Former Vice President  and
                                         General Manager - Advanced
                                         Materials Division

     Brooks Herrick          60          Executive Vice President
                                         and Chief Financial Officer

     John Palermo            55          President and Chief Executive
                                         Officer- Victor Subsidiary

     Sven Kraumanis          52          Vice President Administration
                                         and Director

     William G. Conway       55          Director

     Alan Milton             44          Director

     Eugene L. Scott         60          Director

     John W. Jepson          64          Director

         James J. Palermo has been a member of the Board of Directors since July 1994. Mr. Palermo has been Chief Executive Officer of the Company since September 1994, and Chairman of the Board Directors since February 1995. He previously served as President and Chief Operating Officer of the Company from May 1994 to September 1994. From January 1990 to May 1994, Mr. Palermo was a Principal of J.P. Associates, Inc., an investment banking firm.

        John A. McQuade, the Company's Vice President of Technical Coordination since March 2, 1998, served as Vice President and Chief Administrative Officer of the Company from May 1994 to February 13, 1998. In October 1997, Mr. McQuade assumed the responsibility of Vice-President - General Manager - Quadrax Golf Division, a position held through February 13, 1998. From October 1990 to May 1994, Mr. McQuade was an Executive Vice President of J.P. Associates, Inc., an investment banking firm. From April 1984 to September 1990, he served as Vice President, Manufacturing of New England Digital Corporation, a manufacturer and distributor of computer equipment.

         Michael Buck, in October 1997, assumed the role of Vice-President Sales and Marketing - Quadrax Golf Division. He served in this capacity until the Company ceased production in this division and Mr. Buck departed the Company's employ on February 13, 1998.
    Mr. Buck served as Vice President and General Manager of the Company's Quadrax Golf Division from January 1997 to October 1997. He previously served as Vice President-Sales and Marketing of the Company's Advanced Materials Division from April 1996 to January 1997. From January 1994 to April 1996, Mr. Buck was Director of Sports Technology at Textron Specialty Materials (a division of Textron, Inc.). From June 1986 to January 1994, Mr. Buck was Product Manager - Boron Composites at Textron. Mr. Buck has been involved for the past twelve years in the business development, sales and marketing of advanced composite materials, both domestically and internationally, with particular emphasis on the sporting goods industry. Mr. Buck received his B.S. and M.S. degrees in Mechanical Engineering form the University of Massachusetts and an M.B.A. with High Distinction from Babson College.

         David L. Park became Vice President - General Manager - Quadrax Advanced Materials Division in October 1997. Mr. Park departed the Company's employ after the Company's decision to curtail production in its plastics industry divisions on February 13, 1998. Previously, he had served as Vice President-Product Development of the Company from October 1994 until October 1997. From January 1989 to October 1994, Mr. Park was Vice President and Technical Director of Bird Machine Company, a manufacturer of equipment for the chemical, mining, oil, environmental, pulp and paper industries.

         Brooks R. Herrick became the Company's Chief Financial Officer and Executive Vice President on August 4, 1997. Mr. Herrick is a Certified Public Accountant with a Master of Business Administration from Boston College and a Master of Science in Taxation from Bentley College. From 1993 - 1996, Mr. Herrick was the Vice President of Finance/Corporate Controller of Amtrol, Inc., West Warwick, Rhode Island, a manufacturer of water systems that was listed on The Nasdaq National Market before its acquisition by another company. From 1989 - 1993, Mr. Herrick was a Key Financial Executive at Damon Corp., a clinical laboratory company listed on the New York Stock Exchange. Prior to 1989, Mr. Herrick worked as Vice President, Administration and Treasurer of Carlson Metalcraft Company, Inc., which he co-owned, and practiced public accounting in a firm bearing his name, after early experience with Touche Ross & Company (now Deloitte & Touche, L.L.P.)



         John Palermo is President and Chief Executive Officer of the Victor subsidiary. From 1989 until his employment by Victor, John Palermo served as Chief Financial Officer (1989-1994) and President (1994-1997) of Kenney Manufacturing Company, a manufacturer of custom window coverings. From 1976 until 1989, John Palermo held various senior accounting and finance positions with Riley Consolidated, Inc., a subsidiary of Ashland Oil, Inc., and from 1965 until 1976, he held various finance positions with Westinghouse Electric Corporation. John Palermo received a B.S. in Finance from Northeastern University. John Palermo is the brother of James Palermo, the Chairman and Chief Executive Officer of the Company. John Palermo's selection as President and Chief Executive Officer of Victor, and the terms of his employment agreement with Victor, were unanimously approved by the independent directors of the Company.

         Sven Kraumanis has been a member of the Board of Directors since July 1994. Since March 2, 1998, Mr. Kraumanis has been employed by the Company as its Vice President of Administration. Mr. Kraumanis has served as General Counsel to Legacy Expediters Inc., a privately-held real estate investor, developer and contractor in Ontario, Canada since February 1997. Previously, Mr. Kraumanis was employed by Brassie Golf Corporation as its General Counsel from May 1993 until June 1996 and as Vice President-Acquisitions from May 1994. Brassie Golf Corporation is engaged in the apparel, accessory and entertainment aspects of the golf industry and its common stock is listed on the Nasdaq SmallCap Market. For the four months ending November 1994, Mr. Kraumanis was a director of Apogee Robotics, Inc., a publicly held company engaged in the fabrication of mechanical and robotic materials handling systems that subsequently filed for bankruptcy protection on December 13, 1994. From 1979 until May 1993, Mr. Kraumanis served as President and General Counsel of Harvest Consultants, Ltd., a land development and consulting company that he founded.

         William G. Conway has been a member of the Board of Directors since October 1994. Since April 1991, Mr. Conway has served as the President of The Conway Company, Inc. of Santa Fe, New Mexico, a firm engaged in real estate development, financing and consulting. From June 1986 to February 1991, Mr. Conway was Managing Director of Jones Lang Wootton, USA, LP, an international real estate consulting group. From September 1994 to November 1994, Mr. Conway was a director of Apogee Robotics, Inc., a publicly held company engaged in the fabrication of mechanical robotic materials handling systems that subsequently filed for bankruptcy protection on December 13, 1994.

         Alan Milton has been a member of the Board of Directors since August 1995. Since 1991, Mr. Milton has been a Managing Director of Mantis Holdings, Inc., a New York based private investment company that focuses on high growth manufacturers and advanced materials suppliers within the environmental industry. Mr. Milton has been a director of Industrial Flexible Materials, Inc., a publicly-held company since 1992, of Composite Particles, Inc., a privately-held company since 1993 and of Discas, Inc., a publicly-held company since 1996. Mr. Milton holds a Master of Science degree from Clark University.

         Eugene L. Scott has been a member of the Board of Directors of the Company since September 1995. Mr. Scott is the founder and publisher of Tennis Week. Mr. Scott served as counsel to the United States Tennis Open from 1971 to 1972 and is currently a member of the board of directors of the United States Tennis Association. Mr. Scott has served as a past president of the United States International Lawn Tennis Club (1976) and Vice President of the International Tennis Hall of Fame (1981). Mr. Scott is a former professional tennis player and a member of the New York State Bar Association.

         John W. Jepson has been a member of the Board of Directors since February 26, 1997. Mr. Jepson is president of Noble Golf Co., a company he founded in 1993. From 1990-1992, Mr. Jepson was executive vice president of the Ben Hogan Company, a manufacturer of golf balls and clubs. From 1968-1992, Mr. Jepson held various executive positions with The Acushnet Company, a manufacturer of golf products. Mr. Jepson holds a Master of Science and a Ph.D. from Yale University.

    Compliance With Section 16(a) of the Securities Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity security (collectively, "Section 16 Reporting Persons"), to file initial reports of ownership and reports of changes in ownership with the Securities Exchange Commission. Section 16 reporting persons are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports are required, during the fiscal year ended December 31, 1997, except as noted below, all
    Section 16 (a) filing requirements applicable to Section 16 reporting persons were satisfied.

          John Palermo failed to timely file an Initial Statement of Beneficial Ownership of Securities on Form 3 upon his engagement as Chief Executive Officer and President of Victor. David Park, James Palermo and John Jepson each failed to timely file one Statement of Changes of Beneficial Ownership on Form 4.

         All such reports on Form 3 and Form 4 covered two transactions and were filed concurrently with this Annual Report on Form 10-KSB.



ITEM 10. EXECUTIVE COMPENSATION

                        SUMMARY COMPENSATION TABLE

     The following table sets forth certain information with respect to the compensation paid to the other current executive officers of the Company whose salary and bonus for fiscal 1997 exceeded $100,000 on an annualized basis (collectively, the "Named Executive Officers"):



                       Fiscal                    Other Annual   All Other
Name                    Year    Salary     Bonus Compensation  Compensation
                                                       (1)          (2)
James J. Palermo         1997    $267,112       -   $ 17,870     $ 53,160
Chairman of the Board    1996    $254,052  $50,000  $ 79,892(4)  $ 43,010
Chief Executive Officer  1995    $224,452       -   $ 16,893     $ 43,010
And President

David Park
Vice President-          1997    $124,614       -   $ 6,000      $   732
Product Development      1996    $120,000           $ 6,000            -
                         1995    $120,000  $12,749  $15,420      $   600

Edward Stoltenberg
Senior Vice President    1997    $ 98,123        -  $ 5,400      $35,967 (3)
and Chief Financial      1996    $120,000  $41,475  $ 2,983            -
Officer                  1995    $ 48,171  $ 3,000        -            -


John McQuade             1997    $117,528        -  $ 6,000      $ 1,140
Vice President and       1996    $109,492        -  $ 6,000      $   956
Chief Administrative     1995    $ 91,892  $12,748  $ 6,000      $   876
Officer

John Palermo             1997    $125,629  $     -  $ 4,900      $32,434 (6)
Chief Executive Officer
and President -
Victor Subsidiary (5)

Brooks Herrick           1997    $ 49,337  $     -  $ 3,000      $   750
Chief Financial
Officer and Executive
Vice President (7)
---------------------------------------






(1) Consists of automobile allowances and salary deferrals under the Company's 401(k) Plan. No other perquisites or other benefits to any Named Executive Officer for any specified year totaled more than the lesser of $25,000 and 10% of the total annual salary and bonus reported for the Named Executive Officer for that year.

(2) Unless otherwise noted, consists of premiums paid by the Company for life and long-term disability insurance.

(3)   Mr. Stoltenberg was Senior Vice President and Chief Financial
     Officer from August 1995 until July 1997 and was the Acting
     Chief Financial Officer from April to August 1995. He served as consultant to the Company from August 1994 to April 1995.
     In 1996, the Company gave Mr. Stoltenberg 50,000 shares of
     Common Stock for services previously performed. Mr. Stoltenberg resigned in July, 1997 and received a severance settlement of $34,477.

(4) Includes $65,000 which is the difference between market price and exercise price for 100,000 shares of Common Stock on the date of exercise.

(5)  Paid by Victor, except footnote (6).

(6) Includes Quadrax consulting fee of $18,000 for due diligence performed on behalf of the Company in connection with the Victor acquisition.

(7)   Mr. Herrick joined the Company August 4, 1997 and has an
     annualized salary of $120,000.
-------------------------------------------------------------------------


Directors' Compensation

      Directors who are also employees of the Company do not receive any additional remuneration for their services as directors. Effective
January 1, 1995, each director who was not an employee of the Company is paid $1,200 per month.

      At the 1996 Annual Meeting, the Shareholders properly approved an amendment to the 1993 Stock Plan to increase the number of options to purchase the Company's Common Stock automatically granted to non-employee directors of the Company on the date of each annual meeting of shareholders. Pursuant to such amendment, each non-employee director of the Company received a grant of non-qualified, fully-vested options to purchase 40,000 shares of the Company's Common Stock at the market price of the Common Stock on the date of the meeting, retroactive to the director's date of service on the Board. Further, included in this amendment is the right of each non-employee director to receive an automatic grant of non-qualified options to purchase
20,000 shares of Common Stock at the market value on the following dates: (i) the date of the 1997 Annual Meeting of Shareholders, if the price of the Company's Common Stock is at or above $2.00 per share on the date of such meeting; (ii) the date of the 1998 Annual Meeting of Shareholders, if the price of the Company's Common Stock is at or above $4.00 per share on the date of such meeting; (iii) the date of the 1999 Annual Meeting of Shareholders, if the price of the Company's
Common Stock is at or above $8.00 per share on the date of such meeting. All of the above options are awarded through the end of a director's term and will vest immediately upon any change of control of the Company resulting in the removal of the director from the Board.

    The following table sets forth certain information regarding stock options granted by the Company to the Named Executive Officers during fiscal 1997:

OPTION GRANTS IN LAST FISCAL YEAR

                                Percent
                                Of Total
                 Number of     Options
                  Shares        Granted to     Exercise
                  Underlying    Employees      Price
                  Options       In Fiscal      Per            Expiration
 Name             Granted (1)    Year(2)       Share          Date
------------      -----------  --------       ------         -------

James J. Palermo   100,000(3)      7.9%         $0.47        5/19/07

Dave Park (4)       50,000         3.9%         $0.43        5/14/98

Ed Stoltenberg      50,000         3.9%         $0.47        5/14/98

John McQuade        50,000         3.9%         $0.47        5/19/07

John Palermo       150,000        11.8%         $0.47 (5)    5/19/07 (5)

Brooks Herrick     100,000         7.9%         $0.50 (6)    8/04/07 (6)


(1) Represents shares of Common Stock issuable upon exercise of stock options granted under the 1993 Stock Plan.

(2) In fiscal 1997, the Company granted options to acquire an aggregate of 1,267,500 shares.

(3) Pursuant to Mr. James Palermo's employment contract, 100,000
    1993 Stock Plan options are automatically granted to him at, market price on each of January 1, 1996, January 1, 1997 and January 1, 1998. The 1997 grant was delayed until the Company's shareholders enlarged the 1993 Stock Plan at the May
    19, 1997 Annual Meeting.

(4) Mr. Park's options will expire on May 14, 1998 as a result of his February 13, 1998 departure from the employ of the Company.

(5) Mr. John Palermo's 1993 Stock Plan options granted in connection with his employment contract vest in thirds at market prices as follows: 50,000 at $0.47 on 5/19/97, 50,000 at $0.09 at 12/31/97 and 50,000 at market at 12/31/98.

(6) Mr. Brooks Herrick's 1993 Stock Plan options granted in connection with his employment contract vested in halves at market prices as follows: 50,000 at $0.50 on 8/04/97 and 50,000 at $0.09 on 12/31/97.

    During 1997, the Company granted the following incentive stock options with exercise prices at the market price of Common Stock on the date of grant to the following independent directors of the Company:

                                  Percent
                                  Of Total
                    Number of     Options
                    Shares        Granted to    Exercise
                    Underlying    Employees     Price
                    Options       In Fiscal     Per        Expiration
 Name               Granted (1)   Year(2)       Share         Date
------------        -----------  --------       ------      -------


William G. Conway   40,000         3.1%         $0.47        5/19/07

Sven Kraumanis      40,000         3.1%         $0.47        5/19/07

Alan Milton         40,000         3.1%         $0.47        5/19/07

Eugene Scott (3)    40,000         3.1%         $0.47        5/19/07

John Jepson         50,000         3.9%         $0.47 (4)    5/19/07 (4)




(1) Represents shares of Common Stock issuable upon exercise of stock options granted under the 1993 Stock Plan pursuant to automatic grants approved by the Company's stockholders in 1996.

(2) Grants of 40,000 options to each director on May 19, 1997 are fully vested.

(3) In February 1997, 80,000 options previously granted to
    Eugene Scott pursuant to the 1993 plan were re-priced to an exercise price per share of $0.75. This adjustment was made in consideration of Mr. Scott's forbearance regarding certain of the Company's payables due to his controlled corporation.

(4) Mr. Jepson received a grant of 10,000 ten-year options exercisable at $0.84 upon consenting to become a director on February 24,1997.

     None of the Named Executive Officers exercised options during the last fiscal year. The following table shows fiscal year-end option values for the Named Executive Officers:

       FISCAL YEAR-END STOCK OPTION VALUES

                Number of Shares                Value of Unexercised
              Underlying Unexercised                In-the-Money
                Options at Year-End              Options at Year-End
              ------------------------          ----------------------
Name        Exercisable     Unexercisable      Exercisable  Unexercisable
----        -----------     -------------     -----------   ------------
James J.    830,000   (1)         -0-            -0-          -0-
Palermo

David.      122,000   (2)         -0-            -0-          -0-
Park

Edward       80,000   (3)         -0-            -0-          -0-
Stoltenberg

John        132,000   (4)         -0-            -0-          -0-
McQuade

John        100,000   (5)         -0-            -0-          -0-
Palermo.

Brooks      100,000   (6)         -0-            -0-          -0-
Herrick

(1)   Exercise prices per share:  530,000 at $0.68;  100,000 at $0.10;
                                  100,000 at $0.84;  100,000 at $0.47.

(2)   Exercise prices per share:   50,000 at $0.43;   72,000 at $0.68

(3)   Exercise prices per share:   30,000 at $0.68;   50,000 at $0.47

(4)   Exercise prices per share:   82,000 at $0.68;   50,000 at $0.47

(5)   Exercise prices per share:   50,000 at $0.47;   50,000 at $0.09

(6)   Exercise prices per share:   50,000 at $0.50;   50,000 at $0.09

(7) Value is based on the closing bid price per share of Common Stock on December 31, 1997($0.09) as reported on the NASDAQ SmallCap
      Market, less the applicable option exercise price. These values have not been, and may never be, realized. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of the sale of the shares.

     Also, see ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS regarding the December 31, 1997 re-instatement of certain executive officers' stock options in exchange for a return to the Company of the stock previously obtained by their conditional exercise.




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &  MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of March 31, 1998, by (i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each director of the Company, (iii) each executive officer and (iv) all directors and executive officers of the Company as a group.

                          Amount and Nature of                % of
Name(2)                 Beneficial Ownership(1)              Class

James J. Palermo (10)               940,000                   2.1

David Park        (5)               129,000                    *

John A. McQuade   (3)               135,500                    *

John Palermo      (4)               150,000                    *

Brooks R. Herrick (6)               100,000                    *

William G. Conway (6)               173,333                    *

Sven Kraumanis    (6)               173,333                    *

Alan W. Milton    (6)               185,000                    *

Eugene L. Scott   (7)               192,000                    *

John W. Jepson    (8)               104,720                    *

Michael Buck      (9)               175,000                    *

All officers and
directors as a group
(11 persons)                      2,457,886                    5.5

__________________________________________

(1) Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise noted, and subject to community property laws where applicable.

(2)  The address of each named person is in care of: Quadrax
     Corporation, 618 Main St., West Warwick, Rhode Island 02893-0901

(3) Includes 132,000 shares of Common Stock subject to outstanding options, which are exercisable within sixty days after March 31, 1998.

(4) Includes 100,000 shares of Common Stock subject to outstanding options exercisable within sixty days after March 31, 1998.

(5) Includes 122,000 shares of Common Stock subject to outstanding options exercisable until May 14, 1998.

(6) Consists solely of options to purchase shares of Common Stock exercisable within sixty days after March 31, 1998.

(7) Includes 130,000 shares of Common Stock subject to outstanding options exercisable within sixty days after March 31,1998 and 60,000 shares of indirectly owned Common Stock held by Eugene Scott's controlled company.

(8) Includes 50,000 shares of Common Stock subject to outstanding options exercisable within sixty days after March 31, 1998 and 4,720 shares of indirectly owned Common Stock held by Mr. Jepson's spouse of which shares Mr. Jepson disclaims beneficial ownership.

(9) Consists solely of 175,000 shares of Common Stock subject to outstanding options exercisable until May 14, 1998.

(10) Includes 930,000 shares of Common Stock subject to options exercisable within sixty days after March 31, 1998.


Changes in Control

The Company's Chapter 11 filing increases the probability of the Company's reorganization entailing the sale of substantial Company assets or some form of merger or business combination possibly resulting in a change in control of the Company. Additionally, the low per share price for shares of the Company's stock increases the possibility that a buyer or buyers may acquire such quantity of shares that may affect the existing control of the Company. Also, conversion of the Company's convertible debentures into shares of the Company's stock, under certain circumstances, may result in the issuance of such quantity of new shares of the Common Stock so as to influence control of the Company. Except for the above circumstances, the Company has no knowledge of any arrangements that may result in a change of control.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's Chairman, Chief Executive Officer and President,
James J. Palermo, and subsidiary Victor's President and Chief
Executive Officer, John Palermo, are brothers.

     In exchange for the stock certificates issued to four officers of the Company, and effective December 31,1997, the Company returned to such officers their canceled notes aggregating approximately
$601,000 pursuant to the notes' provisions. The notes were given to and held by the Company as payment for the conditional 1996 and 1997 exercise by the officers of certain of their stock options pursuant to the 1996 agreement. Cancellation of the transaction returned
968,500 shares to treasury and re-instated the officers' 968,500 options.

Employment and Termination Arrangements

     The Company has entered into certain employment and termination agreements with the following Executive Officers:

     James J. Palermo, the Chairman and Chief Executive Officer of the Company, entered into an employment agreement with the Company on January 1, 1996 that was approved by the Board in February 1996.
Under the terms of this agreement, for fiscal 1996, Mr. Palermo received a base salary of $250,000 with certain increases in 1997 and 1998 and a yearly bonus to be dependent on the profitability of the Company. The agreement provides for certain benefits, including payment by the Company of premiums for life insurance on Mr. Palermo and an automobile allowance and options exercisable for a total of 100,000 shares of Common Stock under the 1993 Stock Plan on January
1, 1996, 1997, and 1998, respectively for an exercise price of the fair market value of the Common Stock on that date of each year.
Upon termination of his employment, Mr. Palermo is entitled to receive severance benefits which include the payment of his base salary for a period of one year plus any health and disability benefits during this period. Mr. Palermo will receive a performance bonus and up to an additional 100,000 options each year tied to the Company's revenue and net income and the price of the Company's
Common Stock. Mr. Palermo will be granted certain options that vest immediately upon termination of his employment due to any change of control of the Company. Effective January 1, 1998, Mr. Palermo's periodic salary payments were substitutionally made by Victor.
Concurrently, Mr. Palermo personally assumed the payment responsibility for his life insurance premiums and auto allowance. In further recognition of the Company's financial condition, on March
31, 1998, Mr. Palermo again reduced his compensation to a salary of $194,000 per annum with provision for reimbursement of corporate expenses. The Company's Board of Directors, acting unanimously and as the Compensation Committee, accepted Mr. Palermo's compromise and ratified the arrangements to date.



     Brooks Herrick joined the Company on August 6, 1997 as its Chief
Financial Officer and Corporate Executive Vice President. Mr.
Herrick's letter of employment provided for an unspecified term with a contract to be negotiated in January 1998. Mr. Herrick's compensation includes a salary of $120,000 per annum paid bi-weekly, 50,000 options granted and priced at each of August 4,1997 and December 31,1997, and benefits ordinarily provided to the Company's senior officers. No contract was negotiated with Mr. Herrick and presently the Company has an oral agreement with Mr. Herrick engaging him to continue his employment on the terms as previously described.
Effective January 1, 1998 the periodic salary payments to Mr. Herrick have been substitutionally made by Victor.

     John A. McQuade, the Company's Vice President of Technical
Coordination was previously employed as its Vice President of Administration and Vice President - General Manager of its Golf
Division. Pursuant to his January 1996 employment agreement, Mr.
McQuade received a base salary of $110,000 per year and certain benefits common to all executive officers of the Company. Upon termination or expiration of the employment agreement, Mr. McQuade is subject to a non-competition agreement during any period during which he is being paid by the Company and upon termination is entitled to his base salary for one year as severance. The Agreement expires on December 31, 1996, but provides that the term will be renewed annually until either party provides notice of termination in accordance with the terms thereof. The Agreement has renewed annually in accordance with those terms. On February 13, 1998, Mr. McQuade's employment was terminated along with the other managers employed by the Company in connection with the Company's impending closure of the plastics divisions. On March 2,1998, Mr. McQuade was hired as the Company's Vice President of Technical Coordination, a position related to the Company's plastics industry and underlying its plan of reorganization. Mr. McQuade's oral employment agreement provides for a similar base salary as described above.

     John Palermo, Victor's Chief Executive Officer, is employed under a three-year employment agreement which provides for a base annual salary of $215,000 per year. Such annual salary is subject to annual review by the Board of Directors with respect to increases.
In addition, John Palermo may receive a bonus based upon criteria to be developed by the Board of Directors of the Company following approval of Victor's strategic plan. John Palermo also received options to purchase 150,000 shares of the Company's common stock, vesting in three stages ending December 31, 1998, and received such fringe benefits as are made available to other senior executives of Victor. Victor also has agreed to pay the premium on an existing life insurance policy for John Palermo. John Palermo's employment agreement contains a non-competition provision which extends through the end of Mr. Palermo's employment term. Upon termination of his employment, Mr. Palermo is entitled to receive severance benefits which include the payment of his base salary for a period of six months plus any health and disability benefits during this period.


     Sven Kraumanis joined the Company on March 2, 1998 as its Vice
President of Administration.  The oral employment agreement with Mr.
Kraumanis provides for an annual salary of $130,000 and the reimbursement of his expenses.

     Severance Policy: Effective January 1, 1997, the Company implemented a universal severance policy in an effort to stabilize termination arrangements in connection with departing employees not having written contracts. The policy applies to corporate officers, general managers and all employees reporting to general managers. The policy provides for up to six months of severance pay, at management's discretion, in the event of employee terminations based on workforce reductions or employee terminations occurring within the year following a change of control of the company. A "change of control" is defined as the sale, exchange or transfer of 20% or more of the outstanding stock of the Company to one buyer or group of affiliated buyers, or, the sale, exchange or transfer of substantially all the Company's assets to any party not holding 5% or more of the Company's Common stock on January 1, 1997. Employees terminated for cause are not entitled to severance compensation.
Generally, "cause" includes documented under-performance, substance abuse, dishonesty and conviction for crimes of moral turpitude.





                           PART IV


ITEM 13.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements. Reference is made to page F-1 for all financial statements filed as part of this report.

(b)  Reports on Form 8-K.  The following Current Reports on
     Form 8-K were filed with the Securities and Exchange Commission since November 15, 1997, the due date of the Company's Form
     10-QSB/A-2 for its third quarter:

     On December 12, 1997, the Company issued a press release announcing suspended operations for a three week period ending
January 5,1998. The Company's action was to conserve cash through this traditionally slow period and permit management to seek financing and evaluate reorganization alternatives outside the protection of proceedings under Chapter 11 of the United States
Bankruptcy Code.

     On February 27, 1998 the Company filed a Report on Form 8-K and issued a press release to announce the cessation of its plastics industry operations, the Company's Chapter 11 filing, and the continuance of Victor Corp's electric wire and cable business.

     On April 15,1998 the Company filed a Report on Form 8-K and issued a press release to announce its inability to timely meet its Annual Report on Form 10-KSB filing deadline. The filing delay to May 4,1998 was attributable to the additional accounting burden caused by the Bankruptcy court filings.
The Company requested the delisting of its common stock which was currently listed in the The Nasdaq SmallCap Market under the trading symbol "QDRXQ", effective at the close of market, April 15, 1998.

c)  Exhibits.  The Exhibits that are filed with this report, or that are incorporated herein by reference, are set forth in the Exhibit Index beginning on page E-1.




The following documents are filed as exhibits to this Annual Report on Form 10-KSB:


Exhibit
No.          Description
-----     -----------------------------------

2.1     Stock Purchase Agreement between Quadrax
        Corporation and Exeter Capital L.P.
        dated May 7, 1997 (20)

3.1     Certificate of Incorporation, as amended (15)

3.1(a)  Certificate of Designation of Class A
        Preferred Stock - Series B (19)

3.2     By-laws of the Company, as amended (4)

4.1     Specimen Common Share Certificate (1)

4.2     Securities Purchase Agreement dated August 4,
        1997 and Amendment No. 1 dated August 22, 1997 between the Company and Sovereign Partners, L.P., and Amendment No. 2 between the Company and Dominion Capital Fund dated October 8,1997, respectively

4.3     Registration Rights Agreement dated August 4,
        1997 between the Company and Sovereign
        Partners, L.P.

4.4     Form of $1,000,000 Convertible Debenture due
        August 4, 1999

4.5     Form of $750,000 Additional Debenture due
        August 1, 1999

4.6     Form of Warrant issued August 4, 1997

4.7     Specimen Certificate for Class C Warrants
        (15)

4.8     Form of Warrant Agreement with American Stock
        Transfer & Trust Company, as Warrant Agent for Class C Warrants (5)

4.9(a) Form of $2,150,000 Convertible Debenture bearing interest at the rate of 8% per annum due October 8, 1998 (19)

4.9(b) Form of $3,600,000 Convertible Debenture bearing interest at the rate of 8% per annum due February 10, 1999 (19)

10.1    Form of Proprietary Information and Invention
        Agreement executed by certain
        employees of the Company (1)

10.2    1989 Non-Qualified Stock Option Plan (7)

10.3    1993 Stock Plan (10)

10.4    1994 Stock Option Plan (15)

10.5    Business Loan Agreement between Bank of the
        Cascades and Lion Golf of Oregon, Inc., dated
        December 16, 1994. (19)

10.6(a) Agreement and Certificate of Limited
        Partnership of A.S.C. Development,
        Inc./Quadrax Corporation Limited Partnership as General Partner with the Company as Limited Partner dated June 28, 1988. (3)

10.6(b) Building Sub-Lease dated October 5, 1993 between the Company and A.S.C. Development, Inc./Quadrax Corporation, L.P. (a Rhode
        Island limited partnership) (11)

10.6(c) Second Amendment to Limited Partnership
        Agreement and Certificate of A.S.C.
        Development, Inc./Quadrax Corporation Limited
        Partnership as General Partner with Quadrax
        Corporation as Limited Partner dated
        October 7, 1993. (11)

10.7    Amendment to Partnership Agreement dated
        September 21, 1988 between the
        Company and A.S.C. Development, Inc. (3)

10.8 Equipment Sales Agreement between the Company and Phillips Petroleum Company dated
        September 9, 1992 (8)

10.9    License Agreement between the Company and
        Phillips Petroleum Company dated
        September 8, 1992 (8)

10.10 Stock Purchase Warrant issued by the Company to Emanuel and Company dated November 27,
        1991 (similar warrant for 250,000 shares, dated March 3, 1992, also issued to Emanuel and Company). (6)

10.11 Form of Class D Warrant issued in connection with the 1992 Private Placement of 10% Unsecured Promissory Notes. (8)

10.12 Form of Class F Warrant issues in connection with the 1993 Private Placement of stock and warrants (8)

10.13 Stock Purchase Warrant issued by the Company to George Beyts and Stock Purchase Warrants issued by the Company to Mohammed Manzur, each dated December 1, 1994 (15)

10.14 Unit Purchase Option dated September 1, 1992, between the Company and D.H. Blair Investment
        Banking Corporation. (9)

10.15   Commercial Lease between the Dunes Motel and
        Gift Shop of Bend, Ltd., as Landlord, and the
        Lion Golf or Oregon, Inc., as Tenant, dated
        July 7, 1994 (19)

10.16   Commercial Lease between Coral Tree Commerce
        Center Associates as Landlord, and the
        Company, as Tenant, dated April 10, 1996 (19)

10.17 Stock Purchase Agreement between the Company and Conagher & Co. Inc., dated July 8, 1994, and as amended November 15, 1994 (13)

10.18 Stock Purchase Agreement between the Company and Conagher & Co. Inc., dated August 26,
        1994 (13)

10.19 Amendment to Stock Purchase Agreement between the Company and Conagher & Co. Inc., dated
        September 16, 1994 (13)

10.20   Key Employee Agreement dated January 1, 1996
        between the Company and James J. Palermo. (18)

10.21 Agreements for the Creation of a Voting Trust in Settlement of Claims and Liabilities dated
        February 13, 1995 by and among Allied-Asian
        Consolidated Limited, the Company, Conagher &
        Co., Inc., Pattison Hayton, Ill, Richard A.
        Fisher and James J. Palermo (15)

10.22   Declaration of Trust "The Quadrax Preferred
        Stock Voting Trust" dated February 13, 1995 by and among Allied-Asian Consolidated
        Limited and James J. Palermo, for the benefit of the Holders of the Common Stock of the Company (15)

10.23 Letter Agreement dated March 17, 1995 among the Company, Allied-Asian Consolidated
        Limited, Conagher & Co., Inc., Pattison
        Hayton, III, Richard A. Fisher and James J.
        Palermo (15)

10.24   Second Amendment to Agreement for the
        Creation of a Voting Trust in settlement of claims and liabilities (16)

10.25   Stock Purchase Agreement dated November 15,
        1995 between the Selling Stockholders of Lion
        Golf or Oregon, Inc. named therein and the Company (17)

10.26   Unsecured Promissory Note dated December 29,
        1995 between the Company and Robert K. Cole (17)

10.27 Debt Repayment Note dated December 29, 1995 between Lion Golf of Oregon, Inc. and Robert
        K. Cole (17)

10.28 Employment Agreement dated December 29, 1995 between Lion Golf or Oregon, Inc. and James
        Cole. (17)

10.30   Key Employee Agreement dated January 1, 1996
        between the Company and John McQuade (18)

10.31   Key Employee Agreement dated January 1, 1996
        between the Company and Edward A. Stoltenberg (18)

10.32   Loan and Security Agreement between Victor
        Corporation and Congress Financial dated
        May 7, 1997 (20)

10.32 Lease between CRW Real Estate Partnership, as amended, and Victor Corporation dated as of October 31, 1995 (20)

10.34   Employment Agreement between Victor Electric
        Wire & Cable Corp. and John Palermo (21)

21.1    List of Subsidiary Corporations

99.1    Press Release dated April 15, 1998 (22)

99.2    Severance Policy of Quadrax Corporation dated
        January 1, 1997
------------------------------------------------------


1.      Incorporated by reference from the Company's
        Registration Statement on Form S-1,
        File No. 33-14275, filed May 19, 1987.

2.      Incorporated by reference from Amendment
        No. 1 to the Company's Registration Statement on
        Form S-1, File No. 33-14275, filed
        July 1, 1997.

3.      Incorporated by reference from the Company's
        Form 10-K for the fiscal year ended
        January 1, 1989.

4.      Incorporated by reference from the Company's
        Form 10-K for the fiscal year ended
        December 31, 1989.

5.      Incorporated by reference from the Company's
        Registration Statement on Form S-2,
        File No. 33-40089, filed April 19, 1991.

6.      Incorporated by reference from Amendment
        No. 2 to the Company's Registration Statement on Form S-3, File No. 33-48998, filed
        June 24, 1991.

7.      Incorporated by reference from Amendment
        No. 1 to the Company's Registration Statement on Form S-3, File No. 33-48998, filed
        August 31, 1992.

8.      Incorporated by reference from Amendment
        No. 3 to the Company's Registration Statement on
        Form S-3, File No. 33-48998, filed
        September 23, 1992.

9.      Incorporated by reference from the Company's
        Form 10-K for the fiscal year ended
        January 3, 1993.

10.     Incorporated by reference from the Company's
        Registration Statement on Form S-3, File
        No. 33-66348 filed October 8, 1993.

11.     Incorporated by reference from the Company's
        Form 10-K for the fiscal year ended
        January 2, 1994.

12.     Incorporated by reference from the Company's
        Form 10-Q for the fiscal quarter ended
        July 3, 1994.



13.     Incorporated by reference from the Company's
        Form 10-Q for the fiscal quarter ended
        September 20, 1994.

14.     Incorporated by reference from the Company's
        Form 8-K dated as of November 14, 1994.

15.     Incorporated by reference from the Company's
        Amendment No. 1 to Form 10-K/A for the
        fiscal year ended December 31, 1994, filed
        April 25, 1995.

16.     Incorporated by reference from the Company's
        Amendment No. 2 to Form 10-K/A for the
        fiscal year ended December 31, 1994, filed
        June 9, 1995.

17.     Incorporated by reference from the Company's
        Form 8-K, dated December 29, 1995, filed
        January 15, 1996.

18.     Incorporated by reference from the Company's
        Amendment No. 3 to Form 10-K/A for the
        fiscal year ended December 31, 1995, filed
        February 18, 1997.

19.     Incorporated by reference from the Company's
        Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1996, filed
        October 24, 1997.

20.     Incorporated by reference from the Company's
        Form 8-K/A Number 1 dated as of May 7, 1997.

21.     Incorporated by reference from the Company's
        Form 10-QSB for the fiscal quarter ended
        June 30, 1997.

22.     Incorporated by reference from the Company's
        Form 8-K dated April 15, 1998.







                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QUADRAX CORPORATION

                           By: /s/ James J. Palermo
                                   James J. Palermo
                                   Chairman of the Board of
                                   Directors, and Chief
                                   Executive Officer
                                   Principal Executive Officer)
                                   Dated:  May 4, 1998

                           By:/s/ Brooks R. Herrick
                                  Brooks R. Herrick
                                  Executive Vice President and
                                  Chief Financial Officer
                                 (Principal Accounting and
                                  Financial Officer)
                                  Dated:  May 4, 1998

                          By: /s/ William G. Conway
                                  William G. Conway
                                  Director
                                  Dated:  May 4, 1998

                          By: /s/ John W. Jepson
                                  John W. Jepson
                                  Director
                                  Dated:  May 4, 1998

                          By: /s/ Sven Kraumanis
                                  Sven Kraumanis
                                  Director
                                  Dated:  May 4, 1998

                          By: /s/ Alan Milton
                                  Alan Milton
                                  Director
                                  Dated:  May 4, 1998

                          By: /s/ Eugene L. Scott
                                  Eugene L. Scott
                                  Director
                                  Dated:  May 4, 1998






                     REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Quadrax Corporation:

We have audited the accompanying consolidated balance sheets of Quadrax
Corporation (Debtor-in-Possession) and subsidiaries at December 31, 1997  and
1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quadrax Corporation and subsidiaries at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2, Quadrax Corporation, subsequent to the date of the financial statements, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business. The outcome of these matters is not presently determinable. Accordingly, the consolidated financial statements do not include adjustments that might result from the ultimate outcome of these uncertainties.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1,2 and 13, the Company's recurring losses from operations and future need for new financing raise substantial doubt about its ability to continue as a going concern. The
Company's ability to continue as a going concern is dependent upon its ability to (a) achieve profitability based on the successful development and implementation of a plan for restructuring operations and (b) obtain new financing when needed to pay for restructuring activities. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.







                                                /s/LIVINGSTON & HAYNES, P.C.
                                                   LIVINGSTON & HAYNES, P.C.


Wellesley, Massachusetts
May 1, 1998





                            Quadrax Corporation

                         Consolidated Balance Sheets

                                  ASSETS

                                                   December 31,    December 31,
                                                       1997          1996

Current assets:
  Cash and cash equivalents                        $   53,042     $1,200,063
  Accounts receivable, less allowances of
   $106,000 and $219,000 in 1997 and 1996,
   respectively                                     2,346,881        883,005
  Inventories (Note 4)                              2,408,190      1,266,074
  Other current assets                                159,639        184,848
                                                    ---------       --------
                             TOTAL CURRENT ASSETS   4,967,752      3,533,990
Property and equipment, at cost:
  Machinery and equipment                           7,063,791      4,618,313
  Office equipment                                    958,451        910,895
  Leasehold improvements                            1,179,563      1,089,119
                                                     ---------     ---------
                                                    9,201,805      6,618,327
  Less accumulated depreciation and amortization   (4,119,284)    (3,467,661)
                                                     ---------     ---------
                       NET PROPERTY AND EQUIPMENT   5,082,521      3,150,666


  Goodwill, net of amortization of $7,903
   in 1996 (Note 16)                                       -0-       110,651


  Other assets, (Note 10)                               88,414       268,179

  License agreement, net of amortization of
   $600,000 in 1997 and 1996                                -0-          -0-


  Deferred assets, less amortization of $66,000        304,639       236,238
   and $70,600 in 1997 and 1996, respectively
                                                    ----------    ----------
                                    TOTAL ASSETS   $10,443,326    $7,299,724



          See accompanying notes to the consolidated financial statements




                           Quadrax Corporation

                      Consolidated Balance Sheets (continued)

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   December 31,   December 31,
                                                       1997           1996

Current liabilities:
  Accounts payable                                $  3,611,058   $   685,212
  Accrued expenses (Note 3)                          1,889,035     1,306,053
  Current portion of long-term debt (Note 7)         1,109,515       856,904
                                                     ---------     ---------
                        TOTAL CURRENT LIABILITIES    6,609,608     2,848,169


Long-term debt, less current portion (Note 7)        2,711,221       360,739

Convertible debentures payable (Note 7)              3,187,500     1,400,000
                                                      ---------    ---------
                                TOTAL LIABILITIES   12,508,329     4,608,908

Stockholders' equity (Note 5):
  Common stock                                             417           298

  Additional paid-in capital                        73,881,994    68,701,531
  Retained earnings, deficit                       (74,220,865)  (63,757,759)
                                                     ---------    ----------
                                                      (338,454)    4,944,070
Less:
  Treasury stock, at cost; 656 shares of
    Original convertible preferred stock
    at December 31, 1997 and 1996 and 1,090,843
    and 137,728 shares at December 31, 1997,
    and 1996 respectively shares of
    common stock (Note 14)                          (1,726,549)   (1,125,969)
  Unearned compensation and deferred
    expenses  (Note 8)                                      -0-     (504,193)
  Notes receivable for options (Note 14)                    -0-     (623,092)
                                                     ---------      --------
             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)   (2,065,003)    2,690,816
                                                      ---------    ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $10,443,326   $ 7,299,724
                                                     =========     =========

        See accompanying notes to the consolidated financial statements.


                                   Quadrax Corporation

                          Consolidated Statements of Operations


                                                 December 31,     December 31,
                                                     1997             1996*


Net Sales                                        $13,968,736      $3,207,282


Cost of goods sold                                13,922,669       4,115,034
                                                   -----------       ---------
                                  GROSS PROFIT        46,067        (907,752)


Operating Expenses:
   Research and development                        1,116,828         810,388
   Selling, general and administrative             5,875,699       4,872,339
   Provision for bad debt                             92,000         123,600
   Litigation and restructuring costs (Note 11)    1,270,000       1,325,000
                                                   ---------      ----------
                           INCOME FROM OPERATIONS (8,308,460)     (8,039,079)


Other Income (Expenses)
   Interest expense                               (2,002,231)     (1,880,774)
   Interest income                                    47,545          69,637
   Other (expense)income, net                       (199,960)        290,648
                                                  ----------       ---------
                                       NET LOSS ($10,463,106)   ($ 9,559,568)
                                                 ===========      ==========

                      NET LOSS PER COMMON SHARE       ($0.26)         ($0.40)
                                                  ==========       =========

     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   39,751,478      23,922,373
                                                  ==========      ==========

* Reclassified to conform to current period presentation.



            See accompanying notes to the consolidated financial statements.






                                     Preferred Shares Outstanding    Common
Shares      Preferred Stock
 Part I                                                Class A
                Class A   Common
                                            Original  Convertible  Issued
Outstanding   Original Convertible Stock
 Balances, December 31, 1995                    318        0    17,804,847
17,772,812    $6         $0      $160
   Issuance of Common Stock for
     services to be performed                                      300,000     300,000                          3
   Common stock issued for
     services performed                                            287,026     287,026                          2
   Issuance of stock in private  placements
     Class A, Series B Convertible Preferred           3,500                                                   30
   Exercise of common stock options                              1,207,767   1,207,767                         11
   Conversion of convertible instruments
     Original preferred                       (318)                                       (6)
     Class A, Series B convertible preferred          (3,500)    4,436,926   4,436,926
     Convertible  debentures                                     7,877,548   7,877,548                         84
   Amortization of unearned
     compensation and deferred expenses
   Purchase of Treasury Stock (Note 9)
   Issuance of stock to original preferred
    shareholders                                                   276,000     276,000                          3
   Issuance of stock to complete McManis
    Sports acquisition                                             522,738     522,738                          5
   Expenses incurred in raising of capital
   Net loss for the year
                                              ____   ________  ___________  ___________ ____   ________  ________
Balances, December 31, 1996                      0         0    32,712,852  32,680,817     0          0      $298

   Reinstated treasury stock shares                                            (90,308)
    Treasury stock acquired from cancellation of notes
     Receivable pursuant to the note's provisions                             (968,500)
     Note canceled as part of severance package
     Note of Lion which was distributed as part of
       disposition
   Common stock issued for services performed                     175,000      175,000                          2
   Exercise of common stock options                               108,950      108,950                          1
   Conversion of convertible instruments
    Issuance of stock for interest                                119,323      119,323                          1
    Warrants exercised                                            862,500      862,500                          8
    Convertible  debentures                                    11,841,132   11,841,132                        107
   Amortization of unearned
    compensation and deferred expenses
  Expenses incurred in raising of capital
  Net loss for the year
                                          ________   _______   ___________  ___________  ___      _____      ____
Balances, December 31, 1997                      0         0    45,819,757   44,728,914    0          0      $417



                                                        Additional     Retained
 Part II                                                  Paid In      Earnings      Treasury    Deferred    Unearned
                                                          Capital     (Deficit)       Stock      Expense   Compensation
 Balances, December 31, 1995                           $58,288,953   $(54,198,191)  $(1,043,009)       $0    $(339,769)
   Issuance of Common Stock for
     services to be performed                             299,997                                (300,000)
   Common stock issued for
     services performed                                   255,619
   Issuance of stock in private  placements
     Class A, Series B Convertible Preferred            3,499,970
   Exercise of common stock options                       828,270                       (34,000)
   Conversion of convertible instruments
     Original preferred
     Class A, Series B convertible preferred
     Convertible  debentures                            6,302,285
   Amortization of unearned
     compensation and deferred expenses                                                            30,000      105,576
   Purchase of Treasury Stock (Note 9)
   Issuance of stock to original preferred
    shareholders
   Issuance of stock to complete McManis
    Sports acquisition                                                                 (48,960)
   Expenses incurred in raising of capital                773,563
   Net loss for the year                                             (9,559,568)
                                                         ________  ____________       ________   _________    _________
Balances, December 31, 1996                           $68,701,531  $(63,757,759)    (1,125,969)  $(270,000)   $(234,193

   Reinstated treasury stock shares
    Treasury stock acquired from cancellation of notes
     Receivable pursuant to the note's provisions                                     (600,580)
     Note canceled as part of severance package
     Note of Lion which was distributed as part of
       disposition
   Common stock issued for services performed             99,500
   Exercise of common stock options                       74,086
   Conversion of convertible instruments
    Issuance of stock for interest                        64,748
    Warrants exercised                                   361,780
    Convertible  debentures                            5,244,253
   Amortization of unearned
    compensation and deferred expenses                                                             270,000      234,193
   Expenses incurred in raising of capital             (663,904)
   Net loss for the year                                           (10,463,106)
                                                      ___________  ____________     __________     _______    _________
Balances, December 31, 1997                           $73,881,994 $(74,220,865)    $(1,726,549)         $0           $0







                                                              Notes
                                                            Receivable
                                                           From Related
  Part III                                                     Parties       Total
 Balances, December 31, 1995                                    $0       $2,708,150
   Issuance of Common Stock for
     services to be performed
   Common stock issued for
     services performed                                                     255,621
   Issuance of stock in private  placements
     Class A, Series B Convertible Preferred                              3,500,000
   Exercise of common stock options                       (623,092)         171,189
   Conversion of convertible instruments
     Original preferred                                                          (6)
     Class A, Series B convertible preferred
     Convertible  debentures                                              6,302,369
   Amortization of unearned
     compensation and deferred expenses                                     135,576
   Purchase of Treasury Stock (Note 9)                                            0
   Issuance of stock to original preferred
    shareholders                                                                  3
   Issuance of stock to complete McManis
    Sports acquisition                                                      (48,955)
   Expenses incurred in raising of capital                                 (773,563)
   Net loss for the year                                                 (9,559,568)
                                                          ________       __________
Balances, December 31, 1996                              $(623,092)      $2,690,816

   Reinstated treasury stock shares
    Treasury stock acquired from cancellation of n
     Receivable pursuant to the note's provisions          600,580                0
     Note canceled as part of severance package             48,960           48,960
     Note of Lion which was distributed as part of
       disposition                                          37,812           37,812
   Common stock issued for services performed                                99,502
   Exercise of common stock options                        (64,260)           9,827
   Conversion of convertible instruments
    Issuance of stock for interest                                           64,749
    Warrants exercised                                                      361,788
    Convertible  debentures                                               5,244,360
   Amortization of unearned
    compensation and deferred expenses                                      504,193
   Expenses incurred in raising of capital                                 (663,904)
   Net loss for the year                                                (10,463,106)
                                                          ________      ___________
 Balances, December 31, 1997                                    $0      $(2,065,003)
/TABLE

                              Quadrax Corporation

                      Consolidated Statements of Cash Flows



                                                          Year Ended
                                              December 31,     December 31,
                                                  1997              1996

Cash flows from operating activities:
 Net loss                                   ($ 10,463,106)  ($  9,559,568)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization
    of fixed assets                             1,001,925         633,068
    Amortization of intangibles                    26,096         136,591
    Amortization of deferred expense              504,193         135,576
    Common stock issued for stock options
     exercised                                    (64,264)              -
    Common stock issued for expenses               99,500         180,620
    Common stock issued for interest              848,201       1,635,714
    Debt issued for interest                      787,500               -
    Non cash severance pay                         48,960               -
    Write down of restructured assets             405,479         611,541
    Decrease in other assets                      260,264               -
    Net asset changes on disposition of
     Lion Golf                                    248,493               -
Effect on cash flows of changes
    in assets and liabilities:
    Accounts receivable and other                 127,707         382,296
    Inventories                                  (492,325)        200,739
    Prepaid expense and other assets               16,809         (50,651)
    Accounts payable                            1,557,004        (185,776)
    Accrued expenses                             (471,814)        105,274
                                                ---------       ---------
Net cash used in operating activities         ($5,559,378)    ($5,774,576)


              See accompanying notes to the consolidated financial statements.

                         Quadrax Corporation

                                                        Year Ended
                                                December 31,     December 31,
                                                   1997             1996

Cash flows from investing activities:
    Capital expenditures, net of acquisition     (741,630)     (1,792,793)
    Other intangible assets purchased             (43,953)        (33,752)
    Payments for business acquired
      net of cash acquired                       (710,165)              -
                                                ---------        --------
Net cash provided by(used in)
     investing activities                      (1,495,748)     (1,826,545)



Cash flows from financing activities
    Proceeds from exercise of
      common stock options                         74,086               -
    Net proceeds from sale of
      stock and warrants                          361,780       3,187,432
    Issuance of debt instruments                  923,297          95,579
    Issuance of convertible debt,
      net of costs                              4,796,896       3,477,889
    Payment of note to related party                    -        (300,000)
    Repayment of debt                            (247,954)       (273,271)
                                               ---------         --------
Net cash provided by financing activities       5,908,105       6,187,629

Net increase (decrease) in cash
  and cash equivalents                         (1,147,021)     (1,413,492)

Cash and cash equivalents
  at beginning of period                        1,200,063       2,613,555
                                                ---------       ---------
Cash and cash equivalents at end of period    $    53,042      $1,200,063
                                                =========       =========

Supplemental cash flow information:

Cash interest paid                            $   292,472      $  239,550


        See accompanying notes to the consolidated financial statements.



                            Quadrax Corporation
            Consolidated Statements of Cash Flows (continued)

Supplemental Schedule of Significant Noncash Transactions:

1997:

The Company issued 11,841,132 shares of its common stock in exchange for the cancellation of $4,460,800 of its convertible debentures and approximately $783,000 of imputed interest expense.

The Company issued 175,000 shares of its common stock for payment of $99,500 of accrued liabilities and expenses.

The Company disposed of its wholly-owned subsidiaries Lion Golf of Oregon, Inc., ("Lion Golf"), and McManis Sports Associates, ("McManis") by Lion Golf's former principal shareholder assuming the responsibility for all Lion Golf's indebtedness including $752,376 in notes payable.

The Company issued 119,323 shares of the common stock in payment of $64,748 of interest.

The Company canceled notes given to and held by officers for exercise of stock options which were by their terms payable by return of the shares exercised or by cash in the amount of $600,580. The returned 968,500 shares were added to treasury stock and the 968,500 options were reinstated.

1996:

The Company issued 7,877,548 shares of its common stock in exchange for the conversion of $4,666,666 of its convertible debentures and approximately $1,635,000 of imputed interest expense.

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




                                Quadrax Corporation
                    Notes to Consolidated Financial Statements
                              December 31, 1997


1.  Subsequent Event

Quadrax Corporation, a Delaware corporation (the "Company") was incorporated on March 6, 1986 and until 1994 was a development stage company that developed defense industry products from its advanced composite materials. Beginning in 1994, the Company focused its attention on the sporting goods and industrial products markets. Victor Corporation, a business acquired in May, 1997, engages in the manufacture of electric wire and cordsets.

Due to the Company's inability to obtain sufficient financing, the Company significantly scaled down its composite materials divisions during the latter part of 1997. The Victor Electric Wire and Cable Corporation division continues to operate as usual.

As of December 31, 1997, the Company was in default on its lease payments to its landlord on the Portsmouth, Rhode Island facility. Further, the Company was notified by the holders of the mortgage of their intention to foreclose and sell the building.

The Company had a working capital deficiency of approximately $1.6 million at December 31, 1997. As of that date, the Company has not generated sufficient cash flow from recurring operations in the composite materials divisions to sustain the composite materials operations.

At the close of business on February 27, 1998 (the "Petition Date"), Quadrax Corporation filed a petition in the United States Bankruptcy Court for the District of Rhode Island seeking protection from its creditors under Chapter 11 of the Bankruptcy Code.

A bankruptcy petition was filed in order for management to obtain an opportunity to reorganize the Company. The Company expects to reorganize its affairs under the protection of Chapter 11 through a plan of reorganization. Although management expects to file a plan of reorganization in 1998, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, or approved by its creditors, or confirmed by the Bankruptcy Court, or that such plan will be consummated. After the expiration of the Company's exclusivity period for filing such a plan, creditors of the Company have the right to propose alternative plans of reorganization. Any plan of reorganization, among other things, is likely to result in material dilution or elimination of the equity of existing shareholders.

During the Chapter 11 filing, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising pre-petition without approval of the Bankruptcy Court. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 case. A plan of reorganization sets forth the means for satisfying claims and interests in the Company, including liabilities subject to compromise.

The consummation of a plan of reorganization for the Company will require the requisite vote of impaired creditors and interest holders in accordance with the provisions of the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.

The Bankruptcy Case itself should be resolved by either a dismissal of the petition, a confirmation of a plan of reorganization proposed by the Company, its creditors or a third party, or a conversion of the case to a liquidation under Chapter 7 of the Code.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which requires the realization of assets and settlement of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments or the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations of the operating subsidiary and the ability to generate sufficient cash from collection of receivables and sales of non-strategic assets to meet the obligations of the Company during its status as Debtor In Possession.


2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Quadrax Corporation (the Company) and its wholly-owned subsidiaries. The Consolidated Balance Sheets include Victor Electric Wire and Cable, Inc. All intercompany transactions have been eliminated. The consolidated financial statements have been prepared on a going-concern basis. The Company from its inception, through December 31, 1997, has expended cash in excess of cash generated from operations. Additionally, the Company has not achieved sufficient revenues to support future operations. Management believes that to continue as a going concern, the Company will require additional financing. Such additional financing must result from and is contingent upon a confirmed and consummated plan of reorganization. The 1997 consolidated financial statements do not include any adjustments related to the uncertainty of future financing. For the fiscal year ended December 1997, the Company has raised approximately $4,460,800 from the sale of its convertible debentures in exempt transactions with private parties.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company performs periodic credit evaluations and generally does not require collateral.

Inventories

Inventories are valued at the lower of first-in, first-out cost or market (FIFO) method, except for copper inventory which is valued by the last-in, first out
(LIFO) method and finished goods which are valued at standard cost which approximates the lower of cost or market. Market for parts and materials is determined based on replacement cost; market for finished goods is determined based on net realizable value. The Company periodically reviews its inventories to determine obsolete items in light of its marketing and business plans. At the time obsolescence is ascertained, inventory items are written down to their net realizable values.

Property and Equipment

Depreciation is provided on straight-line and accelerated method over the estimated useful lives of the assets, ranging from three to eight years. Amortization of leasehold improvements is provided on the straight-line method over the remaining term of the lease.

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

Net Loss Per Common Share

Net loss per share is based on the weighted-average number of shares outstanding during each year. Exercise of stock options and warrants were not used in the calculation of the net loss per share since the effect would be anti-dilutive.


3. Accrued Expenses

Accrued expenses consist of the following:


                                    December 31,    December 31,
                                           1997            1996
                                        -----------     -----------
   Payroll                                $609,837      $158,029
   Professional fees                       850,698       288,844
   Insurance                                78,800        82,370
   Interest                                145,195        70,731
   Restructuring costs (Note 11)           133,285       650,846
   Royalties                                70,274        35,237
   Other                                       946        19,996
                                          ---------     ---------
                                        $1,889,035    $1,306,053


4. Inventories

Inventories consist of the following:

                                    December 31,      December 31,
                                        1997             1996
                                    -----------       -----------

  Raw materials                    $  1,091,747        $ 316,918
 Finished goods                      1,316,443          949,156
                                       ---------        ---------
                                     $2,408,190       $1,266,074


At December 31, 1997, Victor Corporation has inventory reserves for LIFO on raw material amounting to $38,000 and obsolescence amounting to $136,000. As of December 31, 1996, the Company's wholly owned subsidiary, Lion Golf, established a reserve for inventory obsolescence of $260,000. This subsidiary was disposed of in 1997. The Company believes that the write downs are adequate. However, no assurances can be given as to the reserves adequacy should business levels be significantly lower than anticipated.


5. Stockholders' Equity

The Company's capital structure is as follows:

Original Convertible Preferred Stock, $.01 par value, -0- and -0- shares authorized at December 31, 1997 and December 31, 1996, -0- and -0- shares issued and outstanding at December 31, 1997 and December 31, 1996, respectively. During the twelve months ended December 31, 1997 and December 31, 1996, -0- and 198 shares of the Original Convertible Preferred Stock were converted to -0- and 75,268 shares of Common Stock, respectively. Subsequent to the end of fiscal 1995, all shares of Original Convertible Preferred Stock were converted into common stock which was then redeemed by the Company for a nominal consideration.

Class A Convertible Preferred Stock, Series A, $10.00 par value, 300,000 shares authorized at December 31, 1997 and December 31, 1996, and -0- shares issued and outstanding at December 31, 1997 and December 31, 1996. Class A Convertible Preferred Stock, Series B, $0.01 par value, 7,000 shares authorized at December 31, 1997 and December 31, 1996 and -0- shares issued at December 31, 1997 and December 31, 1996. During the twelve month period ending December 31, 1996, 3,500 shares of Series B Convertible Preferred Stock were issued and then converted into 4,436,926 shares of common stock.

Common Stock, $.000009 par value, 90,000,000 shares authorized December 31, 1997 and December 31, 1996, 45,819,757 and 32,712,852 shares issued at December 31, 1997 and December 31, 1996, respectively and 44,728,914 and 32,680,817, shares outstanding at December 31, 1997 and December 31, 1996, respectively.

 A summary of shares issuable upon exercise of warrants at December 31, 1997, is as follows:

                                         Number of Exercise    Expiration
Class                                     Shares    Price         Date
---------------------                   ---------   -----     ------------
Class C (traded OTC as QDRXZ*)           1,346,376   $3.33      July 2001
Class D                                    322,500    5.50   October 1998
The Wall Street Group                       13,913    7.19       May 1998
Manbey Partners                            270,000    3.00  November 1999
J.W. Charles Co.                           500,000    0.68   January 2000
J.W. Charles Co.                           150,000    0.94  February 2000
J.W. Charles Co.                            37,500    0.40  February 2000
The Levine Group                            75,000    0.75   January 1999
Flurina Development, S.A.                  500,000    1.10     April 1998
Flurina Development, S.A.                   50,000    0.94     April 1998
Cygni, S.A.                                500,000    1.25   October 1998
2/97 Convertible Debentures                 56,000    0.94  February 2000
2/97 Convertible Debentures                265,000    0.65  February 2000
Sovereign Partners L.P.                    700,000    0.50      July 2000
Dominion Capital Fund                      300,000    0.50      July 2000
Jeffrey Taylor                              10,000    0.75      July 2000
                                         ---------
Total                                    5,096,289
---------------------------------------------------

* There are a total of 311,199 warrants outstanding with each warrant entitling the holder to purchase 4.3264 shares of common stock.


6. Stock Option Plans

The Company has three stock option plans; a 1989 Plan, a 1993 Plan and a 1994 Plan. The 1989 Plan has been terminated except with respect to options to purchase 500 shares of common stock which are outstanding.

The 1993 Plan provides for the grant of options to purchase stock in the form of incentive stock options, non-qualified stock options and stock appreciation rights. As of December 31, 1997, the stockholders of the Company had authorized the issuance of 4,043,912 options pursuant to the 1993 Plan.

During 1994, the Company adopted a Stock Option Plan that as of December 31, 1997, permits the issuance of up to 1,100,000 shares of the Company's common stock to key executives. Under the terms of the plan, options granted are incentive stock options and non-qualified stock options and are issued at prices as determined by the Company's Board of Directors. Options granted under the Plan are exercisable as determined by the Board of Directors of the Company. As of December 31, 1997, the Board of Directors had authorized the issuance of 1,100,000 options pursuant to the 1994 Plan.



Stock Option activity for the two prior years is summarized as follows:

                                           Price Per     Weighted Average
                              Options       Share         Price Per Share

Outstanding at
 December 31, 1995           1,872,395    $0.10 to $8.40      $1.56
  Granted at market          1,565,500    $0.68 to $1.81      $1.07
  Exercised                 (1,207,767)   $0.10 to $8.40      $1.22
  Canceled and forfeited      (174,712)   $0.68 to $8.40      $4.29
                             ---------
Outstanding at
 December 31, 1996           2,055,416    $0.68 to $3.35      $0.92

  Granted at market          1,367,000    $0.09 to $1.00      $0.45
  Reinstated above
     market                    968,500    $0.10 to $0.84      $0.64
  Exercised                   (108,950)   $0.68               $0.68
  Canceled and forfeited      (607,750)   $0.47 to $1.81      $1.27
                             ---------
Outstanding at
 December 31, 1997           3,674,216    $0.09 to $3.35      $0.77


Outstanding options at December 31, 1997 consist of:


                                Weighted Weighted   Currently   Weighted
                                 Average  Average  Exercisable   Average
     Number                     Exercise Remaining   Number     Exercise
    of Shares  Exercise Price     Price    Life    of Shares     Price

     200,000   $0.09 to $0.10    $0.09    106 mos.   200,000      $0.09
   1,237,000   $0.43 to $0.50    $0.48    113 mos. 1,057,500      $0.48
   1,598,883   $0.68 to $1.00    $0.73     97 mos. 1,583,883      $0.73
     628,333   $1.28 to $1.81    $1.62    100 mos.   618,333      $1.62
      10,000   $3.35             $3.35     79 mos.    10,000      $3.35
   _________                                       _________
   3,674,216                     $0.77             3,469,716      $0.80



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


 Year ended December 31,                1997                  1996
-------------------------            ---------             ---------
     Pro forma net loss             $11,130,442            $10,467,550
     Pro forma loss per share           (0.28)                (0.44)


The weighted average Black-Scholes value of options granted under the stock option plans during 1997 and 1996 was $0.41 and $0.58. Value was estimated using an expected life of 18 months, no dividends, volatility of 110% and 113% and risk free weighted average interest rates of 6.42% and 5.35% in 1997 and 1996, respectively.


7.Debt

Long-term debt consists of the following:
                                             December 31,   December 31,
                                                1997            1996
                                             ----------     ------------

Note payable - revolver                     $2,647,286     $        -
Note payable - bank                            823,334        654,464
Notes payable - to former Lion shareholders
    bearing interest at the rate of 8%               -        290,563
Equipment notes payable, secured
    by the equipment                           135,116         97,616
Other non-interest bearing Note                215,000        175,000
                                             ---------       ---------
                                             3,820,736      1,217,643
Less current maturities                     (1,109,515)      (856,904)
                                             ---------       ---------
                                            $2,711,221     $  360,739
                                             =========       =========

Note Payable - Bank

The Company's wholly-owned subsidiary, Victor Electric Wire & Cable Corporation ("Victor"), a New York corporation, has a $5,000,000 loan agreement with Congress Financial Corporation, "Congress". The loan arrangement with Congress provides for a three-year revolving credit facility of up to $3,550,000, a $950,000 fully amortizing five year term loan and an equipment financing facility of up to $500,000, also based upon a five year fully amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The Company has guaranteed all of the obligations of Victor to Congress. As of December 31, 1997, the total amount due Congress pursuant to this loan agreement was $3,470,619.

This Agreement is secured by substantially all of Victor's assets including, but not limited to, inventory, receivables, and fixed assets. The amount available under the revolving loan is limited by a formula based on accounts receivable and inventory. The Company intends that approximately $2,000,000 would remain outstanding under this agreement for an uninterrupted period extending beyond one year from December 31, 1997. As a result, this amount under the revolving loan agreement has been classified as long-term debt.

Subsequent to the balance sheet date, Victor Corporation was notified of an event of default on its Congress loan, as a result of Quadrax Corporation's filing for protection under Chapter 11 of the Bankruptcy Code on February 27, 1998. The lender has not accelerated the loan.

The Company's Lion Golf subsidiary has a $1,000,000 revolving line of credit with its bank which is secured by substantially all of the subsidiary's assets and which is guaranteed by the former principal shareholder of Lion Golf and by the Company. The note matures March 31, 1997 and bears interest at prime plus 2% or 10.25% at December 31, 1996. Loan advances are limited to 75% of eligible accounts receivable (as defined) plus 45% of eligible inventories to a maximum of $500,000. The bank has indicated that the loan will not be renewed after March 31, 1997. At December 31, 1997, the Company has no obligations regarding this loan. (see Note 16 - Disposition of Lion Golf of Oregon, Inc.). At December 31, 1996, Lion Golf was in violation of covenants related to annual income and certain financial ratios as to which the bank has granted waivers to March 31, 1997.


Notes Payable - Lion Shareholders

The Company's Lion Golf subsidiary has three unsecured notes bearing interest at the rate of 8% per annum, payable to the former shareholders of this subsidiary. These notes are subordinated to the bank credit line. The first of the Notes, $258,863, has annual principal payments of $54,000 commencing March 31, 1998. These annual payments can be limited to the extent of the subsidiary's pre-tax profits as defined. The second note, $21,200, has monthly principal payments of $2,400 until paid-in-full. The third note of $10,500 is a demand note. At December 31, 1997, the Company has no obligation regarding these three notes (see Note 16 - Disposition of Lion Golf of Oregon, Inc.)

Maturities of long-term debt outstanding at December 31, 1997 are as follows:

              For the year ending December 31,

                     1998       $ 1,109,515
                     1999           233,401
                     2000         2,215,375
                     2001           198,280
                     2002            64,165
                                  ---------
                                 $3,820,736
                                  =========


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

In October 1996, the Company issued $2,150,000 of its Convertible Debentures bearing interest at the rate of eight percent per annum for net proceeds to the Company of $1,988,750. These debentures are convertible at the option of the holders on or after the forty-first day of issuance into a number of shares of common stock that can be purchased for a price equal to seventy percent of the closing bid price of the common stock on the five trading days immediately prior to the conversion date. At December 31, 1996, the holders of the convertible debentures had converted $750,000 of these debentures into 1,521,572 shares of common stock of the Company. Subsequent to December 31, 1996, the balance of the debentures outstanding, $1,400,000, was converted into 3,915,908 shares of common stock of the Company.

In February 1997, the Company issued $3,211,000 of its Convertible Debentures for net proceeds to the Company of $2,889,000. Interest is payable at the rate of 8% per annum commencing August, 1997 on the unconverted debentures as of August, 1997. The debentures are convertible at various times ranging from sixty days to one hundred and fifty days after the date of issuance into a number of shares of common stock that can be purchased for a price equal to eighty percent of the average closing bid price of the common stock on the five trading days immediately prior to the conversion date. At December 31, 1997, the holders of these convertible debentures had converted $3,061,000 of the debentures into 7,925,224 shares of common stock of the Company.

In August 1997, the Company entered into a Securities Purchase Agreement for $3,500,000 of its three year Convertible Debentures and issued $1,500,00 of them for net proceeds to the Company of $1,359,475. Interest is payable at the rate of 8% per annum commencing upon issuance date on the debentures. The debentures are convertible at various times commencing October 3, 1997, into a number of shares of common stock that can be purchased for a price equal to seventy-five percent of the average closing bid price of the common stock for the ten trading days immediately preceding the date of conversion of the Debenture. At December 31, 1997, the holders of these convertible debentures had converted none of the debentures into shares of common stock of the Company.

In October 1997, the Company issued an additional $750,000 for net proceeds to the Company of $668,000 from these convertible debentures which are convertible into shares of common stock of the Company under similar terms and conditions as outlined above. At December 31, 1997, the holder of these convertible debentures had converted none of the debentures into shares of common stock of the Company. Both the August 1997 and the October 1997 issues have provision for penalty interest of which $75,000 has been reflected in interest expense in the fiscal year 1997 Statement of Operations.

The imputed interest on the outstanding debentures as of December 31, 1997, amounting to approximately $788,000, has been reflected as part of the convertible debenture obligation. Such interest is due and payable, upon conversion or retirement of the debentures.

As of March 31, 1998, attempts to file an effective registration statement have not been successful, nor have any of the August 1997 or October 1997 debentures been converted to common stock of the Company. The Company has failed to file an effective registration statement after 90 days from the initial issuance date. A 2 1/2% of principal interest penalty is assessable for that period and the Company faces further penalty interest of 2 1/2% of principal for each thirty-day interval during the delayed filing or effectiveness of the registration statement. The penalty interest provisions prevail except to the extent shares issuable upon conversion of the debentures can be sold pursuant to Rule 144 or other exemption available under the provisions of the Securities Act of 1933 pertaining to all or a portion of the transactions.


8. Commitments

At December 31, 1997, the Company has outstanding employment agreements with three senior officers. The agreement for one senior officer expires on December 31, 1998 and provides for a base salary of $250,000 adjusted for CPI with severance pay in the amount of $250,000. One of the other two agreements for senior officers expires December 31, 1998, and provides for base compensation of $110,000 and severance pay equal to one year base compensation. The other senior officer's oral employment agreement provides for an annual base salary of $120,000 for an unspecified term with termination subject to the Company's 1997 severance policy. The Victor subsidiary has an employment agreement with one senior officer expiring on April 2000. The base salary is $215,000 and severance is six months salary.

The Company recorded approximately $234,000 and $106,000 in fiscal years 1997 and 1996, respectively, for compensation expense for 200,000 shares of common stock issued previously to Mr. Palermo pursuant to his employment contract.

At December 31, 1997, the future value of the unearned compensation provision was uncertain and therefore the Company wrote off the total balance of the provision at that date to expense. Previously, the Company was amortizing the total compensation expense attributable to the 200,000 shares issued to Mr. Palermo ($462,500) over five years. Similarly, the Company assessed the value of the deferred expense provision as uncertain at December 31, 1997 and therefore wrote off the total balance as at that date, $220,000 and $30,000 was reflected in fiscal year 1997 and 1996, respectively.

Rent expense amounted to approximately $363,000, and $187,000 in fiscal 1997, and 1996, respectively.

Regarding the Company's tenancy in Rhode Island, foreclosure and ejectment proceedings commenced in February of 1998 are stayed pending developments in Bankruptcy Court.


Minimum rental payments under operating leases in future years are as follows:

                       1998         $415,264
                       1999         $422,562
                       2000         $424,860
                       2001         $382,747
                       2002         $101,985
                 Thereafter         $ 76,488
                                  ----------
                                  $1,823,906
                                  ==========

Copper Contracts:

Victor maintains medium-term supply arrangements for all its copper needs in the form of purchase orders issued to copper suppliers covering projected eight month requirements.


9. Income Taxes

Due to net losses incurred by the Company in each year since its inception, no provision for income taxes has been recorded. The Company has net operating loss carryforwards in the amount of approximately $66,312,000 and $54,863,000, and research and development tax credit carryforwards in the amount of $325,000 at December 31, 1997 and December 31, 1996. These carryforwards expire at various times from 2002 to 2012. The utilization of these carryforwards may be limited by Internal Revenue Code Section 382. Under Section 382, losses and other carryforwards are limited whenever a Company experiences a change of control or a greater than 50% change in ownership. The amount, if any, of such limitation has not been determined at this time. Net operating loss carryforwards in 1996 include $480,000 acquired through the acquisition of Lion Golf of Oregon, Inc. These loss carryforwards were removed in 1997 due to the sale of Lion Golf of Oregon, Inc. During 1997, additional loss carryforwards, in the amount of $1,469,000, were acquired in the purchase of Victor Electric Wire and Cable, Inc.

The relationship of tax expense to loss before income taxes differs from the U.S. statutory rate primarily because of the net operating loss carryforward. A valuation allowance has been recognized to offset net deferred tax assets which consist primarily of the tax benefits associated with the net operating losses, since the realization of tax benefits of net operating loss carryforward is not assured. The valuation allowance has been increased by $4,495,000 and $2,588,000 in 1997 and 1996, respectively, to recognize the increases in deferred tax benefits that may not be fully realized prior to expiration.


                                    December 31,      December 31,
                                        1997              1996
Deferred tax assets:
  Net operating loss                $26,392,000       $21,852,000
  Other                               1,700,000         1,700,000
                                     ----------        ----------
                                     28,092,000        23,552,000
    Less valuation allowance        (27,882,000)      (23,387,000)
                                     ----------        ----------
Total deferred tax assets               210,000           165,000
Deferred tax liabilities:
  Other                                (210,000)         (165,000)
                                     ----------        ----------
Total deferred tax liabilities         (210,000)         (165,000)
                                     ----------        ----------
Net deferred taxes                  $     -0-         $     -0-
                                      ==========        ==========


10. Related Party Transactions

The Company has a one-third interest in a limited partnership which is the owner of the Company's corporate headquarters. The Company occupies these facilities pursuant to a ten-year lease which expires in October 2003. The Company's capital contribution of $250,000 to the limited partnership, which owns the Portsmouth, Rhode Island facility, is recognized and secured by a second deed of trust payable to the Company in the amount of $250,000. The Company's investment in the limited partnership is reflected on its books at December 31, 1996, at the cost of $250,000. At December 31, 1997, the Company wrote off to expense the second deed of trust in the amount of $250,000 which was carried on its balance sheet in other assets. At fiscal year end 1997, the Company was several months in arrears on its rental payments. As a result, the landlord commenced ejectment proceedings, such proceedings have been temporally stayed as a result of the Company's Chapter 11 filing.


11. Restructuring Costs

Expenses related to litigation and restructuring costs amounted to $1,270,000 in fiscal 1997. The 1997 litigation and restructuring reserves relate to the following: (1) the cost of the pultrusion machine and deferred compensation agreements relating to the 1996 Vega, U.S.A. acquisition, $645,000; (2) costs relating to the divestiture of Lion Golf in May 1997, primarily goodwill, $200,000; and (3) costs relating to the finalization of the termination of the Wimbledon tennis racquet licensing relationship, $425,000.

During fiscal year 1996, the Company expensed an additional $1,325,000 for restructuring costs to cover the costs of terminating the Wimbledon racquet license, $360,000, legal and professional costs relating to business divestitures and personnel terminations, $715,000 and the write-off of McManis Sports production molds and designs, $250,000.


12. Pro Forma Financial Information

On May 7, 1997, the Company acquired all of the outstanding stock of Victor Electric Wire & Cable Corporation ("Victor"), a manufacturer of electrical wire and cordsets, for $710,000 in cash and assumption of approximately $2,840,000 of existing bank debt. The Company accounted for this acquisition using the purchase method. Accordingly, the purchase price was allocated to the assets
acquired based on their estimated fair values.   This treatment resulted in all
cost being assigned to assets acquired.

The Company's Pro Forma Condensed Consolidated Statement of Operations for the years ended December 31, 1997 and 1996 have been adjusted to reflect a reduction in interest expense to Victor due to the contribution to capital of the subordinated debt and other liabilities payable by Victor to its former parent company. No other pro forma adjustments have been made to the condensed consolidated statement of operations.

         Condensed Consolidated  Pro Forma Statement of Operations for the
                    Years ended December 31, 1997 and 1996:

                                              December 31,      December 31,
                                                1997               1996

Total revenue                              $ 18,483,654       $ 20,176,513
Cost of sales                                18,014,108         19,320,584
                                            ----------         -----------
                     GROSS PROFIT               469,546            855,929

Expenses:
Selling, general and administrative           6,465,254          6,213,212
Interest                                      2,085,782          2,220,201
Product development                           1,116,829            810,388
Restructuring costs                           1,270,000          1,325,000
                                             ----------         ----------
                                             10,937,865         10,568,801

                                             ----------         ----------
PRO FORMA LOSS BEFORE INCOME TAXES          (10,468,319)        (9,712,872)

       PRO FORMA INCOME TAX CREDIT                    -                  -
                                            -----------         ----------
                     PRO FORMA LOSS        ($10,468,319)       ($9,712,872)
                                            ===========         ===========

   PRO FORMA LOSS PER COMMON SHARE              ($0.26)             ($0.41)
                                            ===========         ===========
           WEIGHTED AVERAGE COMMON
                 SHARES OUTSTANDING          39,751,478          23,922,373
                                            ===========         ===========



13. Contingencies

On the Petition Date, several claims which were the subject of pre-petition litigation were stayed. Those claims, together with claims arising from several pre-petition defaults and claims from events of default in loan agreements, lease agreements and other financial obligations caused by the filing of the petition should be resolved during the bankruptcy proceedings. The bankruptcy case itself should be resolved by either a dismissal of the petition, a confirmation of a plan of reorganization proposed by the Company, its creditors or a third party, or a conversion of the case to a liquidation under Chapter 7 of the Code.

During the bankruptcy process, the Company intends to object to claims lacking merit and generally to pursue all its defenses, rights and remedies regarding all the claims. Pre-petition claims against the Company include the following:

The January 1997 conversion lawsuit of Power Stick Manufacturing, Inc.
("Power Stick") which was determined adversely by a jury in June, 1997. Under the judgment, the Company was ordered to turn over possession of the hockey stick pultrusion machine to Power Stick. In addition, the jury awarded Power Stick damages of $150,000. The court has not entered this damage verdict, pending completion of the second phase of the suit which is limited to Power Stick's claims of patent infringement against the Company.

The January 1998 wrongful dismissal lawsuit of David Evans ("Evans"). The Company dismissed Evans for cause and intends to vigorously defend the suit.

The February 1998 petition for the Appointment of Receiver by Michael
Dorf ("Dorf"), a former employee, in connection with an employment separation agreement pursuant to which $15,211.54 was due to Dorf on December 12, 1997. A hearing in respect of the issues did not occur prior to the Company's Bankruptcy filing and the claim will be resolved in the Bankruptcy proceedings.

The February 1998 breach of settlement agreement lawsuit of Timothy P. MacDonald and Sinapi Law Associates, Ltd. This claim will be resolved in the Bankruptcy proceedings.

The February 1998 ejectment lawsuit of Lasalle National Bank. The
Company's landlord seeks repossession of the its Portsmouth, Rhode Island premises for non-payment of rent. Temporary arrangements to enable the Company to proceed with a plan of reorganization are being negotiated.

Victor is subject to product liability litigation on a recurring basis from persons suffering shocks from electrical appliances and other product failures. Victor maintains insurance coverage against such liabilities in amounts which, in the opinion of management, are adequate against the risks assumed. Victor's litigation is not stayed or otherwise affected by the Company's Chapter 11 Petition and court proceedings.


14. Notes Receivable for Options

In exchange for the stock certificates issued to four officers of the Company, and effective December 31,1997, the Company returned to such officers their canceled notes in the amount of $601,000, pursuant to the notes' provisions. The notes were given to and held by the Company as payment for the conditional exercise by the officers of certain of their stock options pursuant to the 1996 agreements. Cancellation of the transaction returned 968,500 shares of the issued stock to treasury and re-instated the officers' 968,500 options.


15. Acquisition of Victor Electric Wire & Cable Corporation

On May 7, 1997, the Company acquired all of the outstanding stock of Victel, Inc., a Delaware corporation ("Victel"), whose sole asset was all of the outstanding stock of Victor Electric Wire & Cable Corp. ("Victor"), a manufacturer of electric power cords and interconnect cables, for $710,000 cash and the assumption of approximately $2,840,000 of existing bank debt. The existing bank debt was refinanced at the closing by means of Victor entering into a new working capital and term credit agreement with Congress Financial Corporation.


16.    Disposition of Lion Golf of Oregon, Inc.

On June 4, 1997, the Company completed its disposition of Lion Golf of Oregon, Inc., an Oregon corporation ("Lion Golf"), pursuant to the terms of an Agreement for the sale of common stock dated as of May 31, 1997.

Pursuant to the Lion Golf Stock Disposition Agreement, the Company sold all of the outstanding stock of Lion Golf of Oregon, Inc. and McManis Sports Associates, Inc. to Lion Golf's former principal stockholder, Robert K. Cole. In connection therewith, Mr. Robert Cole and Lion Golf assumed the responsibility for approximately $1,200,000 of Lion Golf's indebtedness, including the Bank of Cascades accounts receivable/inventory working capital line with Lion Golf which had an outstanding balance due of $449,838 at May 31, 1997. As additional consideration, the Company's unrecorded unsecured promissory note payable to Mr. Cole was canceled along with the Company's five year employment agreements with Mr. Robert K. Cole as Chief Executive Officer of Lion Golf and Mr. James Cole as President of Lion Golf. The Company also wrote off the goodwill associated with Lion Golf in 1997 in the amount of $110,000.


17.  Reclassification of Expenses of Prior Period

Depreciation and amortization which were shown as separate line items, as well as utilities and rent which were shown as selling, general and administration expenses in the Statement of Operations in prior periods have been reclassified. The Company currently is allocating these items to the functional categories that produce the expenses and as such has reclassified the prior period presentation of these items.


18.  Segment Information

                                            Fiscal year ended December 31,
                                                1997*        1996
                                              --------------------------
Net sales
  Quadrax Corporation                        $ 2,522,956  $ 3,207,281
  Victor Electric Wire & Cable Corporation    11,445,780           -0-
                                              ----------   -----------
                                             $13,968,736  $ 3,207,281
                                             ===========  ===========

Gross profit
  Quadrax Corporation                        $(1,346,809) $  (907,752)
  Victor Electric Wire & Cable Corporation     1,392,876           -0-
                                             -----------  -----------
                                             $    46,067  $  (907,752)
                                             ===========  ===========

Total assets
  Quadrax Corporation                        $ 3,750,305  $ 7,299,724
  Victor Electric Wire & Cable Corporation     6,693,021           -0-
                                             -----------  -----------
                                             $10,443,326  $ 7,299,724
                                             ===========  ===========
Depreciation and amortization expense
  Quadrax Corporation                        $   783,581  $   769,659
  Victor Electric Wire & Cable Corporation       244,440           -0-
                                             -----------  -----------
                                             $ 1,028,021  $   769,659
                                             ===========  ===========


* Information for Victor Electric Wire & Cable Corporation is from the date of acquisition, May 7, 1997 to December 31, 1997.


19.  Sales to Major Customers

Approximately 45.5% of the Company's Victor Electric Wire and Cable Corporation ("Victor") segments revenues in the year ended December 31, 1997, were from two customers, accounting for approximately 21.6% and 15.6% of total revenues.

Export revenues accounted for approximately 11.5% of Victor's revenues in the year ended December 31, 1997, and 9,4% of the total revenues. No one export region accounted for more than 10%.