Form 10QSB
period 1998-03-31
QUADRAX CORP
filed 1998-05-20
CIK 814273

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549

                        FORM 10-QSB

[X]   Quarterly Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the period ended March 31, 1998

[   ] Transition Report Under to Section 13 or 15(d) of
      The Securities Exchange Act of 1934

            Commission File Number:     0-16052

                     Quadrax Corporation
--------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

  Delaware                                     05-0420158
------------                                 -----------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification Number)

  618 Main Street, West Warwick, Rhode Island      02893
--------------------------------------------------------------
  (Address of principal executive offices)       (Zip Code)

                        (401) 683-6600
--------------------------------------------------------------
     (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.
Yes  X  No

 As of May 1 1998, there were outstanding 44,728,914 shares of Common Stock, par value $.000009 per share.





                  QUADRAX CORPORATION

                  INDEX TO FORM 10-QSB


Part I - Financial Information


Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at
          March 31, 1998 and at December 31, 1997

          Condensed Consolidated Statements of
          Operations for the three months ended
          March 31, 1998 and March 31, 1997

          Condensed Consolidated Statements of
          Cash Flows for the three months ended
          March 31, 1998 and March 31, 1997

          Notes to Condensed Consolidated Financial
          Statements

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II - Other Information


Item 6    Exhibits and Reports on Form 8-K





                              Quadrax Corporation

                          Consolidated Balance Sheets
                                 (Unaudited)

                                   ASSETS

                                               March 31,      December 31,
                                                  1998             1997
                                                ---------      ---------
Current assets:
  Cash and cash equivalents                   $   49,427      $   53,042
  Accounts receivable, less allowances
    of $146,000 at March 31, 1998 and
    $106,000 at December 31, 1997              2,792,269       2,346,881
  Inventories                                  2,371,239       2,408,190
  Other current assets                           164,482         159,639
                                               ---------       --------
                         TOTAL CURRENT ASSETS  5,377,417       4,967,752

Property and equipment, at cost:
  Machinery and equipment                      6,763,131       7,063,791
  Office equipment                               959,290         958,451
  Leasehold improvements                       1,182,163       1,179,563
                                                ---------      ---------
                                               8,904,584       9,201,805
  Less accumulated depreciation and
  amortization                                (4,073,634)     (4,119,284)
                                                ---------      ---------
                   NET PROPERTY AND EQUIPMENT  4,830,950       5,082,521

  Other assets                                   152,356          88,414

  License agreement, net of amortization
    of $600,000 at March 31, 1998 and
    December 31 1997                                  -0-            -0-

  Deferred assets, less amortization of
   $73,125 and $66,000 at March 31, 1998
   and December 31, 1997, respectively           297,513         304,639
                                              ----------      ----------
                                TOTAL ASSETS $10,658,236     $10,443,326




     See accompanying notes to the consolidated financial statements






                               Quadrax Corporation

                      Consolidated Balance Sheets (continued)

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                March 31,     December 31,
                                                   1998           1997
                                                 ---------     ---------
Current liabilities not subject
 to compromise:
  Current portion of long-term debt           $  1,659,106   $ 1,109,515
  Accounts payable                               2,536,202     3,611,058
  Accrued expenses                                 545,178     1,889,035
                                                 ---------     ---------
         TOTAL CURRENT LIABILITIES NOT SUBJECT
                       TO COMPROMISE             4,740,486     6,609,608

Liabilities subject to compromise (Note 1)       7,467,702           -0-

Long-term debt, less current portion (Note 3)    2,633,773     2,711,221

Convertible debentures payable (Note 3)                -0-     3,187,500
                                                 ---------     ---------
                            TOTAL LIABILITIES   14,841,961    12,508,329


Stockholders' equity:
  Common stock                                         417           417

  Additional paid-in capital                    73,881,994    73,881,994
  Retained earnings, deficit                   (76,339,587)  (74,220,865)
                                                 ---------    ----------
                                                (2,457,176)     (338,454)
Less:
  Treasury stock, at cost; 656 shares of
    Original convertible preferred stock
    at March 31, 1998 and December 31, 1997
    and 1,090,843 at March 31, 1998 and
    December 31, 1997, shares of common stock   (1,726,549)   (1,726,549)
                                                 ---------      --------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)   (4,183,725)   (2,065,003)
                                                 ---------     ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $10,658,236   $10,443,326
                                                 =========     =========


      See accompanying notes to the consolidated financial statements





                           Quadrax Corporation

                 Consolidated Statements of Operations

                               (Unaudited)

                                      Three Months     Three Months
                                          Ended            Ended
                                     March 31, 1998    March 31, 1997*
                                      -----------        ----------

     Net sales                       $ 4,235,929         $  625,254

     Cost of goods sold                4,226,354            726,439
                                       ----------         ---------
                      GROSS PROFIT         9,575           (101,185)

Operating Expenses
    Research and development              70,768            258,056
    Selling, general and
     administrative                      872,323          1,174,062
    Provision for bad debt                40,000                -0-
                                      ----------          ---------
               LOSS FROM OPERATIONS     (973,516)        (1,533,303)

Other Income (Expenses)
    Interest expense (Note 1)           (212,787)           (21,930)
    Interest income                           -0-            24,247
    Other (expense) income, net           31,582                -0-
                                       ----------         ---------
   LOSS BEFORE REORGANIZATION ITEMS   (1,154,721)       ($1,530,986)
    Reorganization items (Note 8 )      (964,000)               -0-
                                      ----------         ----------
                           NET LOSS  ($2,118,721)       ($1,530,986)
                                      ===========        ==========

          NET LOSS PER COMMON SHARE       ($0.05)            ($0.05)
                                       ==========        ==========
            WEIGHTED AVERAGE COMMON
               SHARES OUTSTANDING      44,728,914        33,066,400
                                       ==========        ==========


* Reclassified to conform to current period presentation.

    See accompanying notes to the consolidated financial statements
                          Quadrax Corporation
                   Consolidated Statements of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents
                                (Unaudited)

                                          Three Months       Three Months
                                              Ended              Ended
                                         March 31, 1998     March 31, 1997
                                         --------------     --------------
Cash flows from operating activities:
Net loss                                   ($2,118,721)       ($1,530,986)
 Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation & amortization of
    fixed assets                               251,211            194,062
    Amortization of intangibles                  7,126              4,191
    Amortization of unearned compensation           -0-            41,394
    Common stock issued for expenses                -0-           106,250
    Increase (decrease) in cash resulting
     from changes in:
       Accounts receivable and other          (529,428)           (30,792)
       Inventories                              36,951           (106,417)
       Prepaid expenses and other assets       (68,784)            57,757
       Accounts payable                        496,970            229,000
       Accrued expenses                      1,099,000           (414,148)
                                            -----------        -----------
   Net cash used in operating activities      (825,875)        (1,449,689)
                                            -----------        -----------
Cash flows from investing activities:
 Capital expenditures, net                          -0-           (22,034)
 Other intangible assets purchased                  -0-           (11,771)
                                            -----------        -----------
   Net cash provided by (used in)
     investing activities                           -0-           (33,805)
                                            -----------        -----------
Cash flows from financing activities:
 Proceeds from exercise of common
  stock options                                     -0-             9,826
 Net proceeds from sale of
  convertible debentures                            -0-         2,859,752
 Payment of note to related party                                     -0-
 Issuance of debt                              872,580            106,442
 Repayment of debt                             (50,320)          (168,892)
                                            -----------        -----------
Net cash provided by financing activities      822,260          2,807,128
                                            -----------        ----------

Net increase (decrease) in cash
    and cash equivalents                        (3,615)         1,323,634

Cash and cash equivalents at
  beginning of period                           53,042          1,200,063
                                           -----------        -----------
  Cash and cash equivalents
  at end of period                         $    49,427         $2,523,697
                                           ===========         ==========

Supplemental cash flow information:
 Cash interest paid                        $   105,787         $   21,931
                                           ===========         ==========


       See accompanying notes to the consolidated financial statements




                        QUADRAX CORPORATION



            Consolidated Statements of Cash Flows (continued)
                       for the Three Months Ended
                   March 31, 1998 and March 31, 1997


Supplemental schedule of significant noncash transactions:


1998:

  None




1997:

  The Company issued 1,447,247 shares of its common stock in exchange for the cancellation of $650,000 of its convertible debentures.

  The Company issued 150,000 shares of its common stock for payment-in-full for $106,250 of accrued liabilities and expenses.





                  Quadrax Corporation


Notes to Condensed Consolidated Financial Statements

1.  Chapter 11 Bankruptcy Filing

On February 27, 1998, Quadrax Corporation, Debtor-in-Possession (the "Company") filed Petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Rhode Island. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-Possession. These claims are reflected in the March 31, 1998 balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant and equipment.

The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and related payroll taxes and benefits. The Company has determined that there is insufficient collateral to cover the interest portion of scheduled payments on certain of its pre-petition secured debt obligations. Contractual interest on those obligations amounts to approximately $9,000, which is $3,000 in excess of reported interest expense; therefore, the Company has discontinued accruing interest on these obligations. Under Chapter 11, interest is not being accrued on other pre-petition debt of the Company (except for debt of its subsidiary, Victor) from the filing date forward.

Quadrax Corporation, a Delaware corporation was incorporated on March 6, 1986 and until 1994 was a development stage company that developed defense industry products from its advanced composite materials. Beginning in 1994, the Company focused its attention on the sporting goods and industrial products markets. Victor Corporation, a business acquired in May, 1997, engages in the manufacture of electric wire and cordsets.

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

The Company had a working capital deficiency of approximately $1.6 million at December 31, 1997. The Company has not generated sufficient cash flow from recurring operations in the composite materials divisions to sustain the composite materials operations and as such the composite materials operations were suspended on February 13, 1998.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which requires the realization of assets and settlement of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments or the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations of the operating subsidiary and the ability to generate sufficient cash from collection of receivables and sales of non-strategic assets to meet the obligations of the Company during its status as Debtor-in-Possession.





                              Quadrax Corporation
                       Condensed Consolidated Financial Statements

                                     March 31, 1998 (000's)
                      ------------------------------------------------------
                      Parent
CONSOLIDATED          Company
BALANCE              (Debtor-in-      Victor
SHEET                 Possession)  Corporation   Eliminations  Consolidated
---------------      -----------   ------------   -----------   ----------

ASSETS
Current assets        $  562          $4,816       $            $  5,378
Property, plant &
 equipment, net        2,254           2,576                       4,830
Investment in
 Subsidiary              720             -0-          720            -0-
Other assets             325             125                         450
                      ------          ------        ------        ------
  TOTAL ASSETS        $3,861          $7,517        $ 720        $10,658
                      ======          ======        ======       =======


                                     March 31, 1998 (000's)
                      ------------------------------------------------------
                      Parent
LIABILITIES AND       Company
STOCKHOLDERS'        (Debtor-in-      Victor
EQUITY (DEFICIT)      Possession)   Corporation   Elimination   Consolidated
---------------      -----------   ------------   -----------   ----------

LIABILITIES NOT
SUBJECT TO COMPROMISE
 Current portion of
 long-term debt       $  -0-          $1,659       $   -0-      $  1,659
 Accounts payable         10           2,526           -0-         2,536
 Accrued expenses         16             529           -0-           545
                      ------          ------        ------        ------
 Current liabilities
  not subject to
  compromise              26           4,714           -0-         4,740

LIABILITIES SUBJECT
 TO COMPROMISE         7,468              -0-          -0-         7,468

LONG TERM DEBT, LESS
 CURRENT PORTION          -0-          2,634           -0-         2,634
                      ------          ------        ------        ------
  Total liabilities    7,494           7,348           -0-        14,842

STOCKHOLDERS' EQUITY
 (DEFICIT)            (3,633)            169           720        (4,184)

                      ------          ------        ------        ------
                      $3,861          $7,517         $ 720       $10,658
                      ======          ======        ======       =======

                                     March 31, 1998 (000's)
                      ------------------------------------------------------
                      Parent
CONSOLIDATED          Company
STATEMENT            (Debtor-in-      Victor
OF CASH FLOWS         Possession)   Corporation   Elimination   Consolidated
---------------      -----------   ------------   -----------   ----------

NET CASH PROVIDED BY
 (USED IN) OPERATING
  ACTIVITIES          $ 15,202     $ (810,673)     $     -0-    $(825,875)
NET CASH PROVIDED BY
 (USED IN) INVESTING
  ACTIVITIES               -0-            -0-            -0-          -0-

NET CASH PROVIDED BY
(USED IN) FINANCING
 ACTIVITIES                -0-        822,260            -0-      822,260
                        ------         ------         ------     ---------


NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS           (15,202)        11,587            -0-      (3,615)

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF
 PERIOD                 48,721          4,321            -0-       53,042
                       ------          ------         ------       ------


CASH AND CASH
 EQUIVALENTS AT
 END OF PERIOD        $ 33,519        $15,908       $    -0-      $49,427
                       =======        =======         ======      =======

Liabilities subject to compromise consist of the following (000's):

          Secured claims                                        $  162
     Unsecured priority tax claims                                 103
     Unsecured priority employee related claims                     88
          Unsecured non-priority employee related claims         1,076
          Unsecured notes payable                                  131
          Unsecured convertible debentures payable (Note 3)      3,188
          Unsecured accrued interest                               252
          Unsecured other trade payables and accrued expenses    2,468
                                                                ------
                                                                $7,468
                                                                ======


                        CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                     March 31, 1998 (000's)
                   ----------------------------------------------------
                      Parent
CONSOLIDATED          Company
STATEMENT OF         (Debtor-in-      Victor
OPERATIONS            Possession)   Corporation   Eliminations  Consolidated
---------------       -----------    ------------   -----------   ----------
Net sales              $   359       $ 3,877         $  -0-       $ 4,236
Cost of sales              540         3,687            -0-         4,227
                        ------       -------          -----       -------
        Gross Profit      (181)          190            -0-             9
Research &
 development                71            -0-           -0-            71
Selling, general &
 administrative expenses   347           565            -0-           912
                        ------       -------          -----       -------
 Income (loss) from
  operations              (599)         (375)           -0-          (974)
Interest(Expense)
 income, net              (115)          (98)           -0-          (213)
Gain on sale of assets      32            -0-           -0-            32
                        ------       -------          -----       -------
Income (loss) before
  Reorganization items    (682)         (473)           -0-        (1,155)
Reorganization items      (964)           -0-           -0-          (964)
                        ------       -------          -----       -------
    Net Income (loss) ($ 1,646)     ($   473)        $  -0-      ($ 2,119)
                      ========      ========          =====    ==========




2.        Significant Accounting Policies.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and March 31, 1997.
The results of operations for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1997.

3.Debt

Long-term debt consists of the following:

                               March 31,       December 31,
                                  1998              1997
                              ----------      ------------
Note payable - revolver       $3,452,186      $2,647,286
Note payable - bank              775,833         823,334
Equipment notes payable,
 secured by the equipment         64,860         135,116
Other non-interest
 bearing Note                        -0-         215,000
                               ---------       ---------
                               4,292,879       3,820,736
Less current maturities       (1,659,106)     (1,109,515)
                               ---------       ---------
                              $2,633,773      $2,711,221
                               =========       =========

Note Payable - Revolver and Bank

The Company's wholly-owned subsidiary, Victor Electric Wire & Cable Corporation ("Victor"), a New York corporation, has a $5,000,000 loan agreement with Congress Financial Corporation, "Congress". The loan arrangement with Congress provides for a three-year revolving credit facility of up to $3,550,000, a $950,000 fully amortizing five year term loan and an equipment financing facility of up to $500,000, also based upon a five year fully amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The Company has guaranteed all of the obligations of Victor to Congress. The total amount due Congress pursuant to this loan agreement was $4,292,879 and $3,470,619 as of March 31, 1998 and December 31, 1997, respectively.

This Agreement is secured by substantially all of Victor's assets including, but not limited to, inventory, receivables, and fixed assets. The amount available under the revolving loan is limited by a formula based on accounts receivable and inventory. The Company intends that approximately $2,000,000 would remain outstanding under this agreement for an uninterrupted period extending beyond one year from March 31, 1998 and December 31, 1997. As a result, this amount under the revolving loan agreement has been classified as long-term debt.

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

Both the August 1997 and the October 1997 issues have a provision for penalty interest of which $150,000 has been accrued at March 31, 1998. Of this amount, $75,000 was reflected in interest expense in the fiscal 1997 Statement of Operations and $75,000 was reflected in interest expense in the first quarter of 1998. These accruals reflect a penalty of 2 1/2% on the principal for the ninety-day period from the initial issuance date and for each thirty-day period thereafter for the Company's failure to file with the Securities and Exchange Commission, and have declared effective, a registration statement covering the resale of the shares of common stock issuable upon conversion of such debentures.

The imputed interest on the outstanding debentures as of December 31, 1997, amounting to approximately $788,000, has been reflected as part of the convertible debenture obligation for both March 31, 1998 and December 31, 1997. Such interest is realized upon conversion of the debentures.
The convertible debenture liability is reflected as a "Liability Subject to Compromise" at March 31, 1998 (see Note 1).



4.    Shareholders Equity

The Company's capital shares are as follows:

Class A Convertible Preferred Stock, $10.00 par value, 300,000 shares authorized at March 31, 1998 and December 31, 1997, and -0- shares issued and outstanding at March 31, 1998 and December 31, 1997.

Common Stock, $.000009 par value, 90,000,000 shares authorized March 31, 1998 and December 31, 1997, 45,819,757 shares were issued at March 31, 1998 and December 31, 1997, respectively, and 44,728,914, shares outstanding at March 31, 1998 and December 31, 1997, respectively. The treasury shares of 1,090,843 account for the difference in the issued and outstanding shares.

5.        Earnings Per Share

For the fiscal quarters ending March 31, 1998 and March 31, 1997, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.

6.        Victor Acquisition

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

 7.       Disposition of Lion Golf of Oregon, Inc.

On June 4, 1997, the Company completed its disposition of Lion Golf of Oregon, Inc., an Oregon corporation ("Lion Golf"), pursuant to the terms of an Agreement for the sale of common stock dated as of May 31, 1997.

Pursuant to the Lion Golf Stock Disposition Agreement, the Company sold all of the outstanding stock of Lion Golf of Oregon, Inc. and McManis Sports Associates, Inc. to Lion Golf's former principal stockholder, Robert K. Cole. In connection therewith Mr. Robert Cole and Lion Golf assumed the responsibility for approximately $1,200,000 of Lion Golf's indebtedness, including the Bank of Cascades accounts receivable/inventory working capital line with Lion Golf which had an outstanding balance due of $449,838 at May 31, 1997. As additional consideration, the Company's unrecorded unsecured promissory note payable to Mr. Cole was canceled along with the Company's five year employment agreements with Mr. Robert K. Cole as Chief Executive Officer of Lion Golf and Mr. James Cole as President of Lion Golf. The Company also wrote off the goodwill associated with Lion Golf in 1997 in the amount of $110.000.




8.   Reorganization Items

Reorganization costs are those costs associated with the reorganization and restructuring of the Company as part of the Chapter 11 Bankruptcy filing process. Reorganization items reflected in the 1998 quarter of approximately $964,000 is made up of $671,000 of accrued severance pay related to the suspension of operations, and $293,000 of 1998 quarter corporate administrative expenses including professional fees incurred for the restructuring, reorganization and disposal of assets related to a plan of reorganization.


9.   Reclassification of Expenses of Prior Period

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


10.  Segment Information

                                           Three months ended March 31,
                                                1998*        1997
                                             --------------------------

Net sales
  Quadrax Corporation                        $   359,367  $   625,254
  Victor Electric Wire & Cable Corporation     3,876,562          -0-
                                              ----------   -----------
                                             $ 4,235,929  $   625,254
                                             ===========  ===========

Gross profit (loss)
  Quadrax Corporation                        $  (200,560) $  (101,175)
  Victor Electric Wire & Cable Corporation       190,985          -0-
                                             -----------  -----------
                                             $     9,575  $  (101,175)
                                             ===========  ===========

Total assets
  Quadrax Corporation                        $ 3,140,914  $ 8,538,361
 Victor Electric Wire & Cable Corporation      7,517,322          -0-
                                             -----------  -----------
                                             $10,658,236  $ 8,538,361
                                             ===========  ===========

Depreciation and amortization expense
  Quadrax Corporation                        $   132,759  $   198,254
  Victor Electric Wire & Cable Corporation       125,378          -0-
                                             -----------  -----------
                                             $   258,137  $   198,254
                                             ===========  ===========


* Victor Electric Wire & Cable Corporation was acquired on May 7, 1997

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

Bankruptcy Filing

Since the Petition Date, the Company has been operating as a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code. Accordingly, several claims which were the subject of pre-petition litigation were stayed and those claims together with claims arising from several pre-petition defaults and events of default caused by the filing of the petition should be resolved in the bankruptcy proceedings. The bankruptcy case itself will be resolved by either a dismissal of the petition, a confirmation of a plan of reorganization proposed by the Company, its creditors or a third party, or a conversion of the case to a liquidation under Chapter 7 of the Code.

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

The consummation of a plan of reorganization for the Company in accordance with the provisions of the bankruptcy code will require the requisite vote of impaired creditors and interest holders in accordance with the Provisions of the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court. (Also, see Note 1 to the Consolidated Financial
Statements - Chapter 11 Bankruptcy Filing)


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

Results of Operations for Quarter Ended March 31, 1998 as compared to Quarter Ended March 31, 1997

     The first quarter of 1998 includes the results of Victor
Corporation, which was acquired by the Company on May 7, 1997, and the first quarter of 1997 includes the results of the Lion Golf subsidiary, which was disposed of by the Company on May 31, 1997.

     The Company's net loss from operations for the quarter ended March 31, 1998 ("1998 quarter") of approximately $2,119,000 was approximately $589,000 more than its net loss from operations of approximately $1,531,000 for the quarter ended March 31, 1997 ("1997 quarter"). The primary reasons for the increase in the net loss in the 1998 quarter compared to the 1997 quarter were as follows: (1) as to increases in the net loss, Quadrax Corporation's reorganization costs amounted to approximately $964,000 in 1998, Victor Corporation's net loss of $374,000 is included in 1998 and the interest expense for 1998 is $191,000 higher than in 1997; (2) as to decreases in the net loss, Quadrax's composite materials divisions reported reductions in product development costs in 1998 compared to 1997 amounting to approximately $187,000, reductions in selling, general and administrative costs in 1998 compared to 1997 were reported for the Quadrax corporate division of $331,000 and for the Quadrax composite material operating units of $329,000; and (3) a further reduction of the losses in 1998 resulted from the disposition of Lion Golf in May, 1997, which reported a net loss of approximately $90,000 for the 1997 quarter. This net loss was not repeated in the 1998 quarter, resulting in an improvement in the 1998 quarter loss over the 1997 quarter.

   Total revenue recognized during the 1998 quarter increased over the 1997 quarter by approximately $3,611,000 to $4,236,000. Revenues increased in the 1998 quarter due to the inclusion of Victor Corporation's revenues amounting to approximately $3,877,000 and from increases in revenues reported in the 1998 quarter amounting to approximately $158,000 from the Quadrax composite materials golf shaft products, bicycle component products and hockey sticks products. Offsetting these increases was a decrease in revenues as a result of disposing of Lion Golf, which reported approximately $423,000 of revenues in the 1997 quarter that were not repeated in the 1998 quarter. The composite materials divisions operations were suspended in February, 1998 due to a lack of adequate funding.

Costs of goods sold for the 1998 quarter amounted to $4,226,000, an increase of approximately $3,479,000 over the 1997 quarter. The principal reasons for the this increase are the added sales of Victor Corporation in 1998 accounting for approximately $3,686,000 of the cost increase, combined with an increase in the Quadrax Composite divisions' inventory reserve during the 1998 quarter of approximately $100,000. Offsetting these increases is the reduction in cost of goods sold in the 1998 quarter of approximately $329,000 due to the disposition of Lion Golf.

Research and development expenses were $71,000 in the 1998 quarter, a decrease of approximately $187,000, as compared to $258,000 reported in the 1997 quarter. The decrease in the 1998 quarter is due to the lack of available funding and the suspension of operations of Quadrax's composite material divisions.

During the 1998 quarter, the Company's selling, general and administrative expenses were $872,000, a decrease of approximately $302,000 from $1,174,000 in the 1997 quarter. The primary reasons for this decline are decreased expenditures for selling, general and administrative expenses for Quadrax's composite divisions of approximately $331,000, and for its corporate division of approximately $231,000 ($293,000 of corporate division expenses are categorized as reorganization costs in the 1998 quarter) primarily related to the suspension of operations of the composite divisions and the disposition of Lion Golf, which reported $187,000 of selling, general and administrative costs in 1997 that were not repeated in 1998. The inclusion of Victor Corporation's selling, general and administrative expenses in the 1998 quarter increased expenses for 1998 versus 1997 by approximately $465,000.

Additional reserves for bad debts for the Quadrax composites divisions in the amount of $40,000 were provided during the 1998 quarter.

Interest expense for the 1998 quarter increased by approximately $191,000 to $213,000. This increase is primarily the result of additional interest in the 1998 period related to penalty interest of $75,000 on the convertible debentures, interest on the unconverted debentures at March 31, 1998 and the inclusion of interest on the debt of Victor Corporation. Interest on the Quadrax Debtor-in-Possession debt and debentures is not being accrued after the petition date of February 27, 1998.

Other income in the 1998 quarter is principally due to the gain on the sale of a piece of Quadrax composite materials division machinery and equipment of approximately $23,000.

The interest income decreased by approximately $24,000 in the 1998 quarter, as compared to the same period one year ago. Cash was not available for investing in the 1998 period.

Reorganization items reflected in the 1998 quarter of approximately $964,000 is made up of $671,000 of accrued severance pay related to the suspension of operations, and $293,000 of 1998 quarter corporate administrative expenses, including professional fees incurred for the restructuring, reorganization or disposal of assets related to a plan of reorganization.

Financial Position, Liquidity and Capital Resources

At March 31, 1998, the Company had total assets of $10,658,000 and a stockholders' deficit of ($4,184,000). Current assets were $5,377,000, current liabilities were $4,740,000 and liabilities subject to compromise were $7,468,000. The current liabilities reflect the outstanding liabilities of the Victor subsidiary and Quadrax Debtor-in-Possession post-partition liabilities. The liabilities subject to compromise represent the pre-petition liabilities of Quadrax Debtor-in-Possession that are eligible for compromise because they are either unsecured, disputed, contingent or undersecured and subject to compromise in the Chapter 11 reorganization.

Cash and cash equivalents decreased by approximately $4,000 from December 31, 1997 to $49,000 at March 31, 1998. This decrease is due primarily to the use of approximately $826,000 to fund its operations, offset by the Company's net new bank debt raised during the quarter of approximately $822,000.

Accounts receivable increased by approximately $445,000 to $2,792,000. Victor's receivables increased during the period by approximately $676,000, principally due to the operations gearing up for higher cyclical sales experienced during the mid and later quarters of the calendar year. Quadrax's composite materials divisions experienced a decline in receivables during the period of approximately $230,000. Quadrax's receivables declined due to the suspension of its composite materials divisions operations in February, 1998 and receivables offset against notes payable accounting for approximately $190,000, together with an increase in the allowance for bad debts of $40,000 during the quarter.

Inventories decreased by approximately $37,000. This decrease is due primarily to the suspension of Quadrax's composite material divisions operations in February, 1998 amounting to approximately $277,000, which was offset by an increase in Victor's inventories of approximately $240,000 due to build-up of product required for Victor's anticipated higher cyclical shipments during the mid and later quarters of the calendar year.

Other current assets increased by approximately $64,000 from December 31, 1997 to March 31, 1998. Principally, the increase relates to monies put in escrow related to the Chapter 11 filing.

The current portion of long-term debt increased by approximately $549,000 to approximately $1,659,000 at March 31, 1998. Primarily this increase results from the increase in Victor's revolving debt during the quarter of approximately $805,000, offset by the reduction in the current portion related to the debt reflected as liabilities subject to compromise at March 31, 1998, which were categorized as current portion of long-term debt at December 31, 1997. The increase in Victor's revolver relates to the receivable and inventory build up as well as funding of the 1998 quarter's loss from operations.

Accounts payable and accrued expenses decreased by approximately $2,419,000 from $5,500,000 at December 31, 1997 to $3,081,000 at March
31, 1998. The major reason for the decrease in payables during the quarter was the re-categorization of approximately $2,900,000 of liabilities that were reflected as accounts payables at December, 1997 to liabilities subject to compromise at March 31, 1998. During this same quarter, Victor's payables increased by approximately $467,000 due to its ramp up of production.

Liabilities subject to compromise amounted to approximately $7,468,000 at March 31, 1998. The liabilities subject to compromise represent the pre-petition liabilities of Quadrax Debtor-in-Possession that are eligible for compromise because they are either unsecured, disputed, contingent or undersecured and subject to compromise in the Chapter 11 reorganization. (See note 1 - Chapter 11 Bankruptcy Filing)

Long term debt decreased approximately $78,000 to approximately $2,634,000 at March 31, 1998. The major reason for the decrease at March 31, 1998 was the reclassification of the long-term portion of the capital leases of approximately $68,000 at March 31, 1998 to a liability subject to compromise.


Convertible debentures decreased $3,188,000 during the three months ended March 31, 1998. This decrease is the result of the liability being reclassified at March 31, 1998 and shown as a liability subject to compromise.

In the first three months of fiscal 1998, capital expenditures were a negligible amount.

The Company generated revenues of approximately $4,236,000 in the first three months of fiscal 1998, and, as a result, operations were not a total source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. Net funds provided by financing activities in the first quarter of fiscal 1998, after giving effect to the repayment of debt, totaled approximately $822,000, as compared to $2,807,000 during the period ended March 31, 1997.

The Company received a going concern qualification from its outside independent auditors on its fiscal 1997 audited financial statements.

There is no assurance that the Company's efforts to propose a plan of reorganization that will be confirmed will be successful. Further there is no assurance that a confirmed plan will enable the Company to achieve viability and profitability or to raise money successfully. There are also no assurances that the Company can generate the cash flow required to pay the expenses of Quadrax Corporation, Debtor-in-Possession, as due during the Debtor-in-Possession period. It is difficult for the Company to predict with accuracy the point at which the Company will be viable and profitable or whether it can achieve viability or profitability at all, due to the difficulty of predicting accurately the amount of revenues that the Company will generate, the amount of expenses that will be required by its operations, and the Company's ability to raise additional capital. (See Note 1 to the Consolidated Financial Statements regarding Chapter 11 Bankruptcy Filing)



                              QUADRAX CORPORATION

Part II - Other Information

Item 1. Legal Proceedings

     Incorporated by reference to the Company's Form 10-KSB for the fiscal period December 31, 1997 on file with the Securities and Exchange Commission on May 5, 1998.

Item 2. Changes in Securities and Use of Proceeds.

     None

Item 3. Defaults Upon Senior Securities

     As of March 30, 1998, Quadrax has been notified that the Bankruptcy filing by Quadrax Corporation, on February 27, 1998, caused an event of default on its Congress debt. The amount of the Congress debt outstanding at March 31, 1998 is approximately $4,293,000. The debt has not been accelerated.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

           Exhibit 27.  Financial Data Schedule


     (b)  Reports on Form 8-K

       On January 29, 1998, the Company filed an amended
       Form 8-K with respect to the acquisition of Victor Electric Wire and Cable Corporation.

       On March 16, 1998, the Company filed a Form 8-K with respect to the Company's Bankruptcy Filing on February 27, 1998.

       On April 16, 1998, the Company filed a Form 8-K regarding the delisting of Quadrax Corporation's common stock from Nasdaq.

                    QUADRAX CORPORATION



                        SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QUADRAX CORPORATION

                         By: /s/ James J. Palermo
                                 James J. Palermo
                                 Chairman of the Board of
                                 Directors, and Chief
                                 Executive Officer
                                (Principal Executive Officer)
                                 Dated:  May 20, 1998


                         By:/s/ Brooks R. Herrick
                                Brooks R. Herrick
                                Executive Vice President and
                                Chief Financial Officer
                               (Principal Accounting and
                                Financial Officer)
                                Dated:  May 20, 1998