Form 10QSB
period 1998-06-30
QUADRAX CORP
filed 1998-08-21
CIK 814273

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549

                        FORM 10-QSB

[X]   Quarterly Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the quarterly period ended June 30, 1998

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

As of August 19, 1998, there were outstanding 45,544,176 shares of Common Stock, par value $.000009 per share.

                  QUADRAX CORPORATION

                  INDEX TO FORM 10-QSB


Part I - Financial Information


Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at
          June 30, 1998 and at December 31, 1997

          Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998 and June 30, 1997

          Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and June 30, 1997

          Notes to Condensed Consolidated Financial
          Statements

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

             Exhibit 27.  Financial Data Schedule


     (b)  Reports on Form 8-K

          None since the Company's Form 10-QSB for the fiscal period March 31, 1998 was filed with the Securities and Exchange Commission on May 20, 1998.





                            Quadrax Corporation
                        Consolidated Balance Sheets
                               (Unaudited)

                               ASSETS

                                               June 30,      December 31,
                                                  1998             1997
                                               ---------       ---------
Current assets:
  Cash and cash equivalents                   $   11,696      $   53,042
  Accounts receivable, less allowances
    of $146,000 at June 30, 1998 and
    $106,000 at December 31, 1997              2,477,719       2,346,881
  Inventories                                  2,763,755       2,408,190
  Other current assets                           132,712         159,639
                                               ---------       ---------
                         TOTAL CURRENT ASSETS  5,385,882       4,967,752

Property and equipment, at cost:
  Machinery and equipment                      6,778,111       7,063,791
  Office equipment                               950,481         958,451
  Leasehold improvements                       1,182,163       1,179,563
                                               ---------       ---------
                                               8,910,755       9,201,805
  Less accumulated depreciation and
  amortization                                 4,184,476      (4,119,284)
                                               ---------       ---------
                   NET PROPERTY AND EQUIPMENT  4,726,279       5,082,521


  Other assets                                   110,532          88,414


  Deferred assets, less amortization of
   $80,250 and $66,000 at June 30, 1998
   and December 31, 1997, respectively           291,690         304,639
                                               ----------     ----------
                                TOTAL ASSETS $10,514,383     $10,443,326
                                              ==========      ==========




     See accompanying notes to the consolidated financial statements

                               Quadrax Corporation

                      Consolidated Balance Sheets (continued)

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                June 30,     December 31,
                                                   1998           1997
                                                 ---------     ---------
Current liabilities not subject
 to compromise:
  Current portion of long-term debt           $  1,292,188   $ 1,109,515
  Accounts payable                               2,995,464     3,611,058
  Accrued expenses                                 434,659     1,889,035
                                                 ---------     ---------
         TOTAL CURRENT LIABILITIES NOT SUBJECT
                       TO COMPROMISE             4,722,311     6,609,608

Liabilities subject to compromise (Note 1)       7,526,865           -0-

Long-term debt, less current portion (Note 3)    2,597,553     2,711,221

Convertible debentures payable (Note 3)                -0-     3,187,500
                                                 ---------     ---------
                            TOTAL LIABILITIES   14,846,729    12,508,329


Stockholders' equity:
  Common stock                                         417           417

  Additional paid-in capital                    73,881,995    73,881,994
  Retained earnings, deficit                   (76,488,209)  (74,220,865)
                                                 ---------    ----------
                                                (2,605,797)     (338,454)
Less:
  Treasury stock, at cost; 656 shares of
    Original convertible preferred stock
    at June 30, 1998 and December 31, 1997
    and 1,090,843 at June 30, 1998 and
    December 31, 1997, shares of common stock   (1,726,549)   (1,726,549)
                                                 ---------      --------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)   (4,332,346)   (2,065,003)
                                                 ---------     ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $10,514,383   $10,443,326
                                                ==========     =========


      See accompanying notes to the consolidated financial statements
                           Quadrax Corporation
                       Condensed Consolidated Statements of Operations
                                      (Unaudited)


                    Three Months Ended June 30,       Six Months Ended June 30,
                   ------------------------------     ------------------------
                          1998          1997             1998           1997
                        ---------    ---------         ---------     ---------
NET SALES              $4,670,245   $ 4,249,702      $8,906,174     $4,874,956

COST OF GOODS SOLD      3,933,369     4,163,840       8,159,723      4,890,279
                        ---------     ---------       ---------      ---------
     Gross Profit         736,876        85,862         746,451        (15,323)


OPERATING EXPENSES:

Research and development      -0-       288,473          70,768        546,529
Selling, general and
 administrative           614,922     1,561,458       1,487,245      2,735,522
Litigation and
 restructuring costs          -0-     1,270,000             -0-      1,270,000
Provision for bad debt      5,531           -0-          45,531            -0-
                        ---------     ---------       ---------      ---------
Income from operations    116,423    (3,034,069)       (857,093)    (4,567,374)



OTHER INCOME (EXPENSE):

Interest expense         (118,543)     (713,850)       (331,330)      (735,780)
Interest income               -0-        19,187             -0-         43,436
Other, net                (13,196)          -0-          18,386            -0-
                         --------      --------       ---------       --------
LOSS BEFORE
 REORGANIZATION ITEMS     (15,316)   (3,728,732)     (1,170,037)    (5,259,718)
 Reorganization items
  (Note 8)                133,307           -0-       1,097,307            -0-
                         --------      --------       ---------      ---------

     NET LOSS          ($ 148,623)  ($3,728,732)     (2,267,344)   ($5,259,718)
                        =========     =========       =========      =========

NET LOSS PER COMMON SHARE  ($0.00)       ($0.10)         ($0.05)        ($0.15)
                        =========     =========       =========      =========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING    45,272,422    37,270,285      45,136,545     35,154,199
                        =========     =========       =========      =========






    See accompanying notes to the consolidated financial statements
                          Quadrax Corporation
                   Consolidated Statements of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents
                                (Unaudited)

                                          Six Months         Six Months
                                              Ended              Ended
                                         June 30, 1998     June 30, 1997
                                         --------------     --------------
Cash flows from operating activities:
Net loss                                   ($2,267,344)       ($5,259,718)
 Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation & amortization of
    fixed assets                               360,910            444,821
    Amortization of intangibles                 14,250            118,576
    Amortization of unearned compensation          -0-            322,788
    Common stock issued for expenses               -0-            143,750
    Common stock issued for interest               -0-            602,500
    Write-down of machinery and equipment          -0-            405,479
    Provision for bad debt                      40,000                -0-
    Increase (decrease) in cash resulting
     from changes in:
       Accounts receivable and other          (170,838)        (2,334,010)
       Inventories                            (355,565)          (775,135)
       Prepaid expenses and other assets        26,927             39,623
       Accounts payable                      1,015,396          2,398,453
       Accrued expenses                        988,481            611,589
                                            -----------        -----------
   Net cash used in operating activities      (347,783)        (3,281,284)
                                            -----------        -----------
Cash flows from investing activities:
 Capital expenditures, net                      (4,668)          (165,563)
 Other intangible assets purchased             (23,419)          (105,575)
 Payments for businesses acquired
 net of cash acquired                              -0-           (710,175)
                                            -----------        -----------
   Net cash provided by (used in)
     investing activities                      (28,087)          (981,313)
                                            -----------        -----------
Cash flows from financing activities:
 Proceeds from exercise of common
  stock options                                    -0-              9,826
 Net proceeds from sale of
  preferred stock and warrants                     -0-            246,250
 Issuance of convertible debt,
  net of costs                                     -0-          2,859,752
 Issuance of debt                              872,580          3,516,938
 Repayment of debt                            (538,056)        (3,096,092)
                                             -----------       -----------
Net cash provided by financing activities      334,524          3,536,674
                                            -----------        ----------

Net increase (decrease) in cash
    and cash equivalents                       (41,346)          (725,923)

Cash and cash equivalents at
  beginning of period                           53,042          1,200,063
                                           -----------        -----------
  Cash and cash equivalents
  at end of period                         $    11,696           $474,140
                                           ===========         ==========




       See accompanying notes to the consolidated financial statements

                        QUADRAX CORPORATION



            Consolidated Statements of Cash Flows (continued)
                       for the Six Months Ended
                   June 30, 1998 and June 30, 1997


Supplemental schedule of significant noncash transactions:


1998:

  None




1997:

The Company issued 9,089,928 shares of its common stock in exchange for the cancellation of $3,402,800 of its convertible debentures.

The Company issued 200,000 shares of its common stock for payment of $143,750 of accrued liabilities and expenses.

The Company disposed of its wholly-owned subsidiaries
Lion Golf of Oregon, Inc.,("Lion Golf"), and McManis
Sports Associates, ("McManis")by Lion Golf's former principal shareholder assuming the responsibility for all Lion Golf's indebtedness, including $725,376 in notes payable.


                   Quadrax Corporation

Notes to Condensed Consolidated Financial Statements

1.  Chapter 11 Bankruptcy Filing

On February 27, 1998, Quadrax Corporation, Debtor-in-
Possession (the "Company")filed Petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of
Rhode Island. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-Possession. These claims are reflected in the June 30, 1998 balance sheet as "liabilities subject to compromise." Additional claims
(liabilities subject to compromise)may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant and equipment.

The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and related payroll taxes and benefits. The Company has determined that there is insufficient collateral to cover the interest portion of scheduled payments on certain of its pre-petition secured debt obligations. Contractual interest on those obligations amounts to approximately
$9,000 on June 30, 1998, which is $3,000 in excess of reported interest expense; therefore, the Company has discontinued accruing interest on these obligations.
Under Chapter 11, interest is not being accrued on other pre-petition debt of the Company (except for debt of its subsidiary, Victor) from the filing date forward.

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

As of December 31, 1997, the Company was in default on its lease payments to its landlord on the Portsmouth, Rhode Island facility. Further, the Company was notified by the holders of the mortgage of their intention to foreclose and sell the building.
Subsequently, the holders of the mortgage foreclosed.
The landlord has begun proceedings to evict the Company. A hearing has been scheduled for September 15, 1998.

The Company had a working capital deficiency of approximately $1.6 million at December 31, 1997. The
Company has not generated sufficient cash flow from recurring operations in the composite materials divisions to sustain the composite materials operations and as such the composite materials operations were suspended on February 13, 1998.

A bankruptcy petition was filed in order for management to obtain an opportunity to reorganize the Company.
The Company expects to reorganize its affairs under the protection of Chapter 11 through a plan of reorganization. The Company has proposed a Plan of Reorganization which is currently being considered by the creditors of the Company and the Bankruptcy Court.
The Company's Plan of Reorganization is still subject to approval by the creditors and the Bankruptcy Court.

There can be no assurance at this time that any plan of reorganization will be approved by its creditors, or confirmed by the Bankruptcy Court, or that such plan will be consummated. Creditors of the Company have the right to propose alternative plans of reorganization.
Any plan of reorganization, among other things, is likely to result in material dilution or elimination of the equity of existing shareholders.

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

The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations of the operating subsidiary and the ability to generate sufficient cash from collection of receivables and sales of non-strategic assets to meet the obligations of the Company during its status as Debtor-in-
Possession.

                              Quadrax Corporation
                       Condensed Consolidated Financial Statements

                                     June 30, 1998 (000's)
                      ------------------------------------------------------
                      Parent
CONSOLIDATED          Company
BALANCE              (Debtor-in-      Victor
SHEET                 Possession)  Corporation   Eliminations  Consolidated
---------------      -----------   ------------   -----------   ----------

ASSETS
Current assets        $  460          $4,926       $            $  5,386
Property, plant &
 equipment, net        2,249           2,477                       4,726
Investment in
 Subsidiary              720             -0-         (720)           -0-
Other assets             317              85          -0-            403
                      ------          ------        ------        ------
  TOTAL ASSETS        $3,746          $7,489       ($ 720)       $10,515
                      ======          ======        ======       =======

                                     June 30, 1998 (000's)
                      ------------------------------------------------------
                      Parent
LIABILITIES AND       Company
                    STOCKHOLDERS'        (Debtor-in-      Victor
EQUITY (DEFICIT)      Possession)   Corporation   Elimination   Consolidated
---------------      -----------   ------------   -----------   ----------

LIABILITIES NOT
SUBJECT TO COMPROMISE
 Current portion of
 long-term debt       $  -0-          $1,292       $   -0-      $  1,292
 Accounts payable         63           2,932           -0-         2,995
 Accrued expenses        -0-             435           -0-           435
                      ------          ------        ------        ------
 Current liabilities
  not subject to
  compromise              63           4,659           -0-         4,722

LIABILITIES SUBJECT
 TO COMPROMISE         7,527             -0-           -0-         7,527

LONG TERM DEBT, LESS
 CURRENT PORTION         -0-           2,597           -0-         2,597
                      ------          ------        ------        ------
  Total liabilities    7,590           7,256           -0-        14,846

STOCKHOLDERS' EQUITY
 (DEFICIT)            (3,844)            232          (720)       (4,332)

                      ------          ------        ------        ------
                      $3,746          $7,489        ($ 720)      $10,514
                      ======          ======        ======       =======

                                     June 30, 1998 (000's)
                      ------------------------------------------------------
                      Parent
CONSOLIDATED          Company
               STATEMENT            (Debtor-in-      Victor
OF CASH FLOWS         Possession)   Corporation   Elimination   Consolidated
---------------      -----------   ------------   -----------   ----------

NET CASH PROVIDED BY
 (USED IN) OPERATING
  ACTIVITIES          ($    46)      ($   302)    $     -0-     ($    348)
NET CASH PROVIDED BY
 (USED IN) INVESTING
  ACTIVITIES               -0-            (28)          -0-           (28)

NET CASH PROVIDED BY
(USED IN) FINANCING
 ACTIVITIES                -0-            335           -0-           335
                        ------         ------         ------     ---------


NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS               (46)             5           -0-           (41)

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF
 PERIOD                     49              4           -0-            53
                        ------          ------         ------       ------


CASH AND CASH
 EQUIVALENTS AT
 END OF PERIOD        $      3        $     9      $    -0-      $     12
                       =======        =======         ======      =======

Liabilities subject to compromise consist of the following (000's):

          Secured claims                                          $  162
          Unsecured priority tax claims                              103
          Unsecured priority employee related claims                  88
          Unsecured non-priority employee related claims           1,076
          Unsecured notes payable                                    131
          Unsecured convertible debentures payable (Note 3)        3,188
          Unsecured accrued interest                                 252
          Unsecured other trade payables and accrued expenses      2,527
                                                                  ------
                                                                  $7,527
                                                                  ======


                        CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                     June 30, 1998 (000's)
                   ----------------------------------------------------
                      Parent
CONSOLIDATED          Company
STATEMENT OF         (Debtor-in-      Victor
OPERATIONS            Possession)   Corporation   Eliminations  Consolidated
---------------       -----------    ------------   -----------   ----------
Net sales              $   387       $ 8,519         $  -0-       $ 8,906
Cost of sales              559         7,601            -0-         8,160
                        ------       -------          -----       -------
        Gross Profit      (172)          918            -0-           746
Research &
 development                71           -0-            -0-            71
Selling, general &
 administrative expenses   382         1,104            -0-         1,486
Provision for bad debt      46           -0-            -0-            46
                        ------       -------          -----       -------
 Income (loss) from
  operations              (671)         (186)           -0-          (857)
Interest(expense)
 income, net              (114)         (217)           -0-          (331)
Other income (expense)      23            (5)           -0-           (18)
                        ------       -------          -----       -------
Income (loss) before
  Reorganization items    (762)         (408)           -0-        (1,170)
Reorganization items     1,097           -0-            -0-         1,097
                        ------       -------          -----       -------
    Net Income (loss) ($ 1,859)     ($   408)        $  -0-      ($ 2,267)
                       ========      ========          =====    ==========

2.        Significant Accounting Policies.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1998 and the results of operations for the six months ended June
30, 1998 and June 30, 1997. The results of operations for the six month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form
10-KSB for the year ended December 31, 1997.

3.Debt

Long-term debt consists of the following:

                               June 30,       December 31,
                                  1998              1997
                              ----------      ------------
Note payable - revolver       $3,102,188      $2,647,286
Note payable - bank              728,333         823,334
Equipment notes payable,
 secured by the equipment         59,220         135,116
Other non-interest
 bearing Note                        -0-         215,000
                               ---------       ---------
                               3,889,741       3,820,736
Less current maturities        1,292,188      (1,109,515)
                               ---------       ---------
                              $2,597,553      $2,711,221
                               =========       =========






Note Payable - Revolver and Bank

The Company's wholly-owned subsidiary, Victor Electric Wire
& Cable Corporation ("Victor"), a New York corporation, has a $5,000,000 loan agreement with Congress Financial
Corporation, "Congress". The loan arrangement with Congress provides for a three-year revolving credit facility of up to $3,550,000, a $950,000 fully amortizing five-year term loan and an equipment financing facility of up to $500,000, also based upon a five year fully amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The Company has guaranteed all of the obligations of Victor to Congress. The total amount due
Congress pursuant to this loan agreement was $3,889,741 and $3,470,619 as of June 30, 1998 and December 31, 1997,
respectively.

This Agreement is secured by substantially all of Victor's assets including, but not limited to, inventory, receivables, and fixed assets. The amount available under the revolving loan is limited by a formula based on accounts receivable and inventory. The Company intends that approximately $2,000,000 would remain outstanding under this agreement for an uninterrupted period extending beyond one year from June 30, 1998 and December 31, 1997.
As a result, this amount under the revolving loan agreement has been classified as long-term debt.

Victor Corporation was notified of events of default on its Congress loan, as a result of Quadrax Corporation's filing for protection under Chapter 11 of the Bankruptcy Code on February 27, 1998 and the net worth covenant of the loan arrangement. The lender has not accelerated the loan.

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

In August 1997, the Company entered into a Securities
Purchase Agreement for $3,500,000 of its three year
Convertible Debentures and issued $1,500,00 of them for net proceeds to the Company of $1,359,475. Interest is payable at the rate of 8% per annum commencing upon issuance date on the debentures. The debentures are convertible at various times commencing October 3, 1997, into a number of shares of common stock that can be purchased for a price equal to seventy-five percent of the average closing bid price of the common stock for the ten trading days immediately preceding the date of conversion of the Debenture. At June 30, 1998, the holders of these convertible debentures had converted none of the debentures into shares of common stock of the Company.

In October 1997, the Company issued an additional $750,000 for net proceeds to the Company of $668,000 from these convertible debentures which are convertible into shares of common stock of the Company under similar terms and conditions as outlined above. At June 30, 1998, the holder of these convertible debentures had converted none of the debentures into shares of common stock of the Company.

Both the August 1997 and the October 1997 issues have a provision for penalty interest of which $150,000 has been accrued at June 30, 1998. Of this amount, $75,000 was reflected in interest expense in the fiscal 1997 Statement of Operations and $75,000 was reflected in interest expense in the first quarter of 1998. These accruals reflect a penalty of 2 1/2% on the principal for the ninety-day period from the initial issuance date and for each thirty-day period thereafter for the Company's failure to file with the Securities and Exchange Commission, and have declared effective, a registration statement covering the resale of the shares of common stock issuable upon conversion of such debentures.

The imputed interest on the outstanding debentures as of December 31, 1997, amounting to approximately $788,000, has been reflected as part of the convertible debenture obligation at December 31, 1997. Such interest is realized upon conversion of the debentures. The convertible debenture liability is reflected as a "Liability Subject to Compromise" at June 30, 1998 (see Note 1).

4.        Shareholders Equity

The Company's capital shares are as follows:

Class A Convertible Preferred Stock, $10.00 par value,
300,000 shares authorized at June 30, 1998 and December
31, 1997, and -0- shares issued and outstanding at June
30, 1998 and December 31, 1997.

Common Stock, $.000009 par value, 90,000,000 shares authorized June 30, 1998 and December 31, 1997, 46,635,019 shares were issued at June 30, 1998 and December 31, 1997, respectively, and 45,544,176, shares outstanding at June
30, 1998 and December 31, 1997, respectively. The treasury shares of 1,090,843 account for the difference in the issued and outstanding shares.

5.        Earnings Per Share

For the fiscal quarters ending June 30, 1998 and June 30,
1997, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.

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

10.  Segment Information

                                           Six months ended June 30,
                                                1998          1997*
                                             --------------------------

Net sales
  Quadrax Corporation                        $  387,277   $ 1,468,369
  Victor Electric Wire & Cable Corporation    8,518,897     3,406,587
                                             ----------   -----------
                                             $8,906,174   $ 4,874,956
                                             ===========  ===========

Gross profit (loss)
  Quadrax Corporation                        $ (171,610) $  (617,186)
  Victor Electric Wire & Cable Corporation      918,061      601,863
                                             ----------  -----------
                                             $  746,451  $   (15,323)
                                             ==========  ============

Total assets
  Quadrax Corporation                        $3,025,686  $ 5,177,422
 Victor Electric Wire & Cable Corporation     7,488,697    6,536,203
                                            -----------  -----------
                                            $10,514,383  $11,713,625
                                            ===========  ===========

Depreciation and amortization expense
  Quadrax Corporation                        $  139,404  $   829,273
  Victor Electric Wire & Cable Corporation      235,756       56,912
                                             -----------  -----------
                                             $  375,160  $   886,185
                                             ==========   ==========


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

The consummation of a plan of reorganization for the
Company in accordance with the provisions of the bankruptcy
code will require the requisite vote of impaired creditors
and interest holders in accordance with the Provisions of
the Bankruptcy Code and confirmation of the plan by the
Bankruptcy Court. (Also, see Note 1 to the Consolidated
Financial Statements   Chapter 11 Bankruptcy Filing)


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

Outside Financing

The Company recognizes its need for outside financing and that it can only begin to reestablish itself as an operating entity over a significant time period following a successful emergence from bankruptcy with a Court approved reorganization plan. There can be no assurance that a plan of reorganization will be approved or that the Company will be able to obtain such financing.


Results of Operations for Quarter Ended June 30, 1998 as compared to Quarter Ended June 30, 1997

     The Company's net loss from operations for the quarter ended June 30, 1998 ("1998 second quarter") was $148,623 compared to its net loss from operations of $3,728,732 for the quarter ended June 30, 1997 ("1997 second quarter"). This reduction is primarily due to the expense of any losses incurred from the suspended operations of the company's thermoplastic operations in Rhode Island and California due to the Chapter 11 bankruptcy filing.

     Total sales during the 1998 second quarter were $4,670,245 compared to $4,249,702 in the 1997 second quarter. This increase in sales in the 1998 second quarter is attributable to Victor Electric Wire and Cable Corp.,
("Victor"), which was acquired by the Company on May 7, 1997. Victor's sales from May 7, 1997 to June 30, 1997 were approximately $3,400,000 as compared to a full quarter for Victor in 1998 of $4,642,344.

     Costs of goods sold for the second quarter of 1998 of $3,933,369 decreased in the three months ended June 30, 1998 compared to the three months ended June 30, 1997 of $4,163,840. Most of this decrease is a result of the 1998 second quarter being comprised of the Victor operation and its gross profit.


     Research and development expenses were $0.00 in the 1998 second quarter, as compared to $288,473 in the 1997 second quarter. The reason for this decrease is due to the suspension of Quadrax's composite material divisions operations while in Chapter 11 bankruptcy.


     Selling, general and administrative expenses incurred in the three months ended June 30, 1998 were $614,922 compared to $1,561,458 in the three months ended June 30, 1997. This decrease is due to the suspension of Quadrax's composite material divisions operations while in Chapter
11 bankruptcy.

     There were no litigation and restructuring costs in the 1998 second quarter as compared to the 1997 second quarter expenses of$1,270,000.

     Interest expense for the second quarter of 1998 of $118,543 essentially represents the expense for the Victor outstanding debt. The 1997 interest expense of $713,750 reflects the Company's 1997 subordinated debt issuances.


Results of Operations for Six Months Ended June 30, 1998
as compared to Six Months Ended June 30, 1997

     The Company's had a loss from operations for the six months ended June 30, 1998 ("1998 first half") of $2,267,344. Nearly all of this loss was incurred in the first quarter. This loss compares to a net loss from operations of $5,259,718 for the six months ended June 30, 1997 ("1997 first half").

     Total sales during the 1998 first half were $8,906,174 compared to $4,874,956 in the 1997 first half. This increase of $4,031,218 resulted from the Company's Victor subsidiary shipping approximately $3,406,000 of products in the 1997 first half compared to $8,497,783 for the first half of 1998.

     Costs of goods sold increased $3,269,444 in the 1998 first half to $8,159,723. The reason for the increase costs during the 1998 first half is due to the additional sales of Victor.

     Selling, general and administrative expenses decreased by $1,248,277 in the 1998 first half to $1,487,245 as compared to $2,735,522 in the 1997 first half. Most of the difference is due to cessation of operations in Quadrax's thermoplastic facilities due to the Chapter 11 bankruptcy.

     Interest expense for the first half of 1998 was $331,330, while in 1997, it was $735,780, a decrease of $404,450.


Financial Position, Liquidity and Capital Resources

     At June 30, 1998, the Company had total assets of $10,514,383 and a stockholders' deficit of $4,332,346.
Current assets were $5,385,882, current liabilities were $4,722,311 and liabilities subject to compromise were $7,526,865. The current liabilities reflect the outstanding liabilities of the Victor subsidiary and Quadrax Debtor-in-Possession post-partition liabilities.
The liabilities subject to compromise represent the pre-petition liabilities of Quadrax Debtor-in-Possession that are eligible for compromise because they are either unsecured, disputed, contingent or undersecured and subject to compromise in the Chapter 11 reorganization.

     Cash and cash equivalents decreased by approximately
$41,346 from December 31, 1997 to $11,696 at June 30,
1998. This decrease is due primarily to the use of approximately $348,000 to fund its operations, offset by the Company's net new bank debt raised during the period of approximately $334,524.

     Accounts receivable increased by approximately
$170,838. Victor's receivables increased during the periodby approximately $385,000, principally due to the operations gearing up for higher cyclical sales experienced during the mid and later quarters of the calendar year. Quadrax's composite materials divisions experienced a decline in receivables during the period of approximately $214,000. Quadrax's receivables declined due to the suspension of its composite materials divisions operations in February, 1998 and receivables offset against notes payable accounting for approximately
$190,000, together with an increase in the allowance for bad debts of $40,000 during the quarter.

     Inventories increased by approximately $356,000.
This is due primarily to the suspension of Quadrax's composite material divisions operations in February, 1998 amounting to approximately $290,000, which was offset by an increase in Victor's inventories of approximately
$646,000 due to build-up of product required for Victor's anticipated higher cyclical shipments during the mid and later quarters of the calendar year.

     Other current assets increased by approximately
$22,000 from December 31, 1997 to June 30, 1998.
Principally, the increase relates to monies put in escrow related to the Chapter 11 filing.

     The current portion of long-term debt increased by approximately $183,000 to approximately $1,292,000 at June
30 1998. Primarily this increase results from the increase in Victor's revolving debt during the quarter of approximately $300,000, offset by the reduction in the current portion related to the debt reflected as liabilities subject to compromise at June 30, 1998, which were categorized as current portion of long-term debt at December 31, 1997. The increase in Victor's revolver relates to the receivable and inventory build up as well as funding of the 1998 period's loss from operations.

     Accounts payable and accrued expenses decreased by approximately $2,000,000 from $5,500,000 at December 31,
1997 to $3,430,000 at June 30, 1998. The major reason for the decrease in payables during the quarter was the re-categorization of approximately $2,900,000 of liabilities that were reflected as accounts payables at December, 1997 to liabilities subject to compromise at June 30, 1998.
During this same quarter, Victor's payables increased by approximately $800,000 due to its ramp up of production.

     Liabilities subject to compromise amounted to approximately $7,527,000 at June 30, 1998. The liabilities subject to compromise represent the pre-petition liabilities of Quadrax Debtor-in-Possession that are eligible for compromise because they are either unsecured, disputed, contingent or undersecured and subject to compromise in the Chapter 11 reorganization. (See note 1
  Chapter 11 Bankruptcy Filing)

     Long term debt decreased approximately $114,000 to approximately $2,598,000 at June 30, 1998. The major reason for the decrease at June 30, 1998 was the reclassification of the long-term portion of the capital leases of approximately $68,000 at March 31, 1998 to a liability subject to compromise.

     Convertible debentures decreased $3,188,000 during the six months ended June 30, 1998. This decrease is the result of the liability being reclassified at March 31, 1998 and shown as a liability subject to compromise.

     In the first six months of fiscal 1998, capital expenditures were a negligible amount.

     The Company generated revenues of approximately
$8,906,000 in the first six months of fiscal 1998, and, as a result, operations were not a total source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. Net funds provided by financing activities in the first half of fiscal 1998, after giving effect to the repayment of debt, totaled approximately
$335,000, as compared to $3,537,000 during the first half ended June 30, 1997.

     The Company received a going concern qualification from its outside independent auditors on its fiscal 1997 audited financial statements.

     There is no assurance that the Company's efforts to propose a plan of reorganization that will be confirmed will be successful. Further there is no assurance that a confirmed plan will enable the Company to achieve viability and profitability or to raise money successfully. There are also no assurances that the Company can generate the cash flow required to pay the expenses of Quadrax Debtor-in-Possession as due during the Debtor-in-Possession period. It is difficult for the Company to predict with accuracy the point at which the Company will be viable and profitable or whether it can achieve viability or profitability at all, due to the difficulty of predicting accurately the amount of revenues that the Company will generate, the amount of expenses that will be required by its operations, and the Company's ability to raise additional capital. (See Note 1 to the Consolidated Financial Statements regarding Chapter 11
Bankruptcy Filing)

                              QUADRAX CORPORATION

Part II - Other Information

Item 1.   Legal Proceedings

     A claim has been brought against the Company and its Chief Executive Officer, James J. Palermo, by Sovereign
Partners L.P. and Dominion Capital Fund, LTD. holders of the convertible debt alleging certain securities violations. Claims have been filed in the Bankruptcy
Court and action has commenced in New York. Mr. Palermo has filed for indemnification from the Company under the company by-laws and applicable laws. In addition, the Company has notified the D&O insurer which has indicated its willingness to cover defense costs and liabilities and indemnities to the extent required under the policy.

     Both the Company and Mr. Palermo deny all charges and intend to defend vigorously.

Item 2.   Changes in Securities and Use of Proceeds.

     None

Item 3.   Defaults Upon Senior Securities

     As of March 30, 1998, Quadrax has been notified that the Bankruptcy filing by Quadrax Corporation, on February
27, 1998, caused an event of default on its Congress debt.
The amount of the Congress debt outstanding at June 30, 31, 1998 is approximately $3,890,000. The debt has not been accelerated.

Item 4.   Submission of Matters to a Vote of Security
       Holders.

     None

Item 5.   Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

             Exhibit 27.  Financial Data Schedule


     (b)  Reports on Form 8-K

          None since the Company's Form 10-QSB for the fiscal period March 31, 1998 was filed with the Securities and Exchange Commission on May 20, 1998.

                    QUADRAX CORPORATION



                        SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QUADRAX CORPORATION

                         By: /s/ James J. Palermo
                                 James J. Palermo
                                 Chairman of the Board of
                                 Directors, and Chief
                                 Executive Officer
                                (Principal Executive Officer)
                                 Dated:  August 21, 1998