Form 10QSB
period 1998-09-30
QUADRAX CORP
filed 1998-11-25
CIK 814273

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549

                        FORM 10-QSB

[X]   Quarterly Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the quarterly period ended September 30, 1998

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.
Yes    No X

As of November 18, 1998, there were outstanding 45,544,176 shares of Common Stock, par value $.000009 per share.



Part I - Financial Information


Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at
          September 30, 1998 and at December 31, 1997

          Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and September 30, 1997

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1997

          Notes to Condensed Consolidated Financial
          Statements







                            Quadrax Corporation

                         Consolidated Balance Sheets
                               (Unaudited)

                                 ASSETS

                                            September 30,      December 31,
                                                  1998             1997
                                               ---------       ---------
Current assets:
  Cash and cash equivalents                   $    1,579     $    53,042
  Accounts receivable, less allowances
    of $146,000 at September 30, 1998 and
    $106,000 at December 31, 1997              3,060,319       2,346,881
  Inventories                                  2,606,420       2,408,190
  Other current assets                           112,096         159,639
                                               ---------       ---------
                         TOTAL CURRENT ASSETS  5,780,414       4,967,752

Property and equipment, at cost:
  Machinery and equipment                      6,781,898       7,063,791
  Office equipment                               950,481         958,451
  Leasehold improvements                       1,182,163       1,179,563
                                               ---------       ---------
                                               8,914,542       9,201,805
  Less accumulated depreciation and
  amortization                                (4,295,446)     (4,119,284)
                                               ---------       ---------
                   NET PROPERTY AND EQUIPMENT  4,619,096       5,082,521


  Other assets                                   115,779          88,414


  Deferred assets, less amortization of
   $80,250 and $66,000 at September 30, 1998
   and December 31, 1997, respectively           286,926         304,639
                                              ----------      ----------
                                TOTAL ASSETS $10,802,215     $10,443,326
                                              ==========      ==========




     See accompanying notes to the consolidated financial statements

                               Quadrax Corporation

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                             September 30,     December 31,
                                                   1998           1997
                                                 ---------     ---------
Current liabilities not subject
 to compromise:
  Current portion of long-term debt           $  1,651,297   $ 1,109,515
  Accounts payable                               2,931,531     3,611,058
  Accrued expenses                                 456,902     1,889,035
                                                 ---------     ---------
         TOTAL CURRENT LIABILITIES NOT SUBJECT
                       TO COMPROMISE             5,039,730     6,609,608

Liabilities subject to compromise                7,527,164           -0-

Long-term debt, less current portion             2,550,053     2,711,221

Convertible debentures payable                         -0-     3,187,500
                                                 ---------     ---------
                            TOTAL LIABILITIES   15,116,947    12,508,329


Stockholders' equity:
  Common stock                                         417           417

  Additional paid-in capital                    73,881,995    73,881,994
  Retained earnings, deficit                   (76,470,595)  (74,220,865)
                                                 ---------    ----------
                                                (2,588,183)     (338,454)
Less:
  Treasury stock, at cost; 656 shares of
    Original convertible preferred stock
    at September 30, 1998 and December 31, 1997
    and 1,090,843 at September 30, 1998 and
    December 31, 1997, shares of common stock   (1,726,549)   (1,726,549)
                                                 ---------      --------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)   (4,314,732)   (2,065,003)
                                                 ---------     ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $10,802,215   $10,443,326
                                                ==========     =========


      See accompanying notes to the consolidated financial statements



                           Quadrax Corporation
              Condensed Consolidated Statements of Operations
                                (Unaudited)


                Three Months Ended September 30, Nine Months Ended September 30,
                ------------------------------   -----------------------------
                          1998          1997           1998           1997
                        ---------    ---------       ---------     ---------
NET SALES              $4,602,429   $ 4,738,562     $13,508,603     $9,613,518

COST OF GOODS SOLD      3,848,951     4,563,249      12,008,674      9,462,893
                        ---------     ---------       ---------      ---------
     Gross Profit         753,478       175,313       1,499,929        150,625


OPERATING EXPENSES:

Research and development      -0-       220,706          70,768        767,235
Selling, general and
 administrative           522,888     1,550,612       2,010,133      4,276,766
Litigation and
 restructuring costs          -0-           -0-             -0-      1,270,000
Provision for bad debt        -0-           -0-          45,531            -0-
                        ---------     ---------       ---------      ---------
Income from operations    230,590    (1,596,005)       (626,503)    (6,163,376)



OTHER INCOME (EXPENSE):

Interest expense         (112,691)     (333,326)       (444,021)    (1,069,105)
Interest income               -0-         2,716             -0-         45,481
Other, net                ( 2,341)       42,112          20,727         42,781
                         --------      --------       ---------       --------
LOSS BEFORE
 REORGANIZATION ITEMS     120,240   (1,884,503)      (1,049,797)    (7,144,219)
 Reorganization items
  (Note 8)                102,626           -0-       1,199,933            -0-
                         --------      --------       ---------      ---------

     NET LOSS          ($ 17,614)  ($1,884,503)     ($2,249,730)   ($7,144,219)
                        =========     =========       =========     =========

NET LOSS PER COMMON SHARE  ($0.00)       ($0.04)         ($0.05)        ($0.19)
                        =========     =========       =========      =========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING    45,544,176    43,427,444      45,363,007     37,942,252
                        =========     =========       =========      =========






    See accompanying notes to the consolidated financial statements



                          Quadrax Corporation
                   Consolidated Statements of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents
                                (Unaudited)

                                        Nine Months         Nine Months
                                          Ended               Ended
                                     September 30, 1998  September 30, 1997
                                     -----------------     --------------
Cash flows from operating activities:
Net loss                                   ($2,249,730)     ($7,063,569)
 Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation & amortization of
    fixed assets                               471,880          650,607
    Amortization of intangibles                 21,375          120,541
    Amortization of unearned compensation          -0-          349,182
    Common stock issued for expenses               -0-          286,250
    Common stock issued for interest               -0-          822,410
    Non-cash severance pay                                       48,960
    Write-down of machinery and equipment          -0-          405,479
    Provision for bad debt                      40,000              -0-
    Increase (decrease) in cash resulting
     from changes in:
       Accounts receivable                    (753,438)      (2,472,237)
       Inventories                            (198,230)      (1,223,262)
       Prepaid expenses and other assets        42,296            2,300
       Accounts payable                        951,463        2,525,007
       Accrued expenses                      1,011,023          429,833
                                            -----------     -----------
 Net cash used in operating activities        (663,361)      (5,118,499)
                                            -----------     -----------
Cash flows from investing activities:
 Capital expenditures, net                      (8,455)        (511,861)
 Other intangible assets purchased             (25,780)        (105,575)
 Payments for businesses acquired
 net of cash acquired                              -0-         (710,175)
                                            -----------      -----------
 Net cash provided by (used in)
     investing activities                      (34,235)      (1,327,611)
                                            -----------      -----------
Cash flows from financing activities:
 Proceeds from exercise of common
  stock options                                    -0-            9,826
 Net proceeds from sale of
  preferred stock and warrants                     -0-          246,250
 Issuance of convertible debt,
  net of costs                                     -0-        4,146,852
 Issuance of debt                            1,231,689        8,520,190
 Repayment of debt                            (585,556)      (7,406,114)
                                             -----------     -----------
Net cash provided by financing activities      646,133        5,517,004
                                            -----------      ----------

Net increase (decrease) in cash
    and cash equivalents                       (51,463)        (929,106)

Cash and cash equivalents at
  beginning of period                           53,042        1,200,063
                                           -----------      -----------
  Cash and cash equivalents
  at end of period                         $     1,579         $270,957
                                           ===========       ==========




       See accompanying notes to the consolidated financial statements




                        QUADRAX CORPORATION



            Consolidated Statements of Cash Flows (continued)
                       for the Nine Months Ended
                   September 30, 1998 and September 30, 1997


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

1.  Basis of Presentation

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

                              Quadrax Corporation
                       Condensed Consolidated Financial Statements

                                     September 30, 1998 (000's)
                      ------------------------------------------------------
                      Parent
CONSOLIDATED          Company
BALANCE              (Debtor-in-      Victor
SHEET                 Possession)  Corporation   Eliminations  Consolidated
---------------      -----------   ------------   -----------   ----------

ASSETS
Current assets        $  417          $5,363       $            $  5,780
Property, plant &
 equipment, net        2,249           2,370                       4,619
Investment in
 Subsidiary              720             -0-         (720)           -0-
Other assets             317              86          -0-            403
                      ------          ------        ------        ------
  TOTAL ASSETS        $3,703          $7,819       ($ 720)       $10,802
                      ======          ======        ======       =======


                                     September 30, 1998 (000's)
                      ------------------------------------------------------
                      Parent
LIABILITIES AND       Company
STOCKHOLDERS         (Debtor-in-      Victor
EQUITY (DEFICIT)      Possession)   Corporation   Elimination   Consolidated
---------------      -----------   ------------   -----------   ----------

LIABILITIES NOT
SUBJECT TO COMPROMISE
 Current portion of
 long-term debt       $  -0-          $1,651       $   -0-      $  1,651
 Accounts payable        124           2,808           -0-         2,932
 Accrued expenses        -0-             457           -0-           457
                      ------          ------        ------        ------
 Current liabilities
  not subject to
  compromise             124           4,916          -0-          5,040

LIABILITIES SUBJECT
 TO COMPROMISE         7,527             -0-           -0-         7,527

LONG TERM DEBT, LESS
 CURRENT PORTION         -0-           2,550           -0-         2,550
                      ------          ------        ------        ------
  Total liabilities    7,651           7,466           -0-        15,117

STOCKHOLDERS  EQUITY
 (DEFICIT)            (3,947)            352          (720)       (4,315)

                      ------          ------         ------        ------
                      $3,704          $7,818        ($ 720)      $10,802
                      ======          ======         ======       =======

                                     September 30, 1998 (000's)
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

Liabilities subject to compromise as of September 30, 1998 consist of the following (000's):

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
                                                                  ------
                                                                  $7,527
                                                                  ======


                        CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                 For the Nine Months ended September 30, 1998 (000's)
                   ----------------------------------------------------
                      Parent
CONSOLIDATED          Company
STATEMENT OF         (Debtor-in-      Victor
OPERATIONS            Possession)   Corporation   Eliminations  Consolidated
---------------       -----------    ------------   -----------   ----------
Net sales              $   387       $13,121         $  -0-       $13,508
Cost of sales              559        11,450            -0-        12,009
                        ------       -------          -----       -------
        Gross Profit      (172)        1,671            -0-         1,499
Research &
 development                71           -0-            -0-            71
Selling, general &
 administrative expenses   382         1,627            -0-         2,009
Provision for bad debt      46           -0-            -0-            46
                        ------       -------          -----       -------
 Income (loss) from
  operations              (671)           44            -0-          (627)
Interest(expense)
 income, net              (114)         (330)           -0-          (444)
Other income (expense)      23            (2)           -0-            21
                        ------       -------          -----       -------
Income (loss) before
  Reorganization items    (762)         (288)           -0-        (1,050)
Reorganization items    (1,200)          -0-            -0-        (1,200)
                        ------       -------          -----       -------
    Net Income (loss) ($ 1,962)     ($   288)        $  -0-      ($ 2,250)
                       ========      ========          =====      =======

2.        Significant Accounting Policies.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1998 and the results of operations for the nine months ended
September 30, 1998 and September 30, 1997. The results of operations for the nine month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998. These
Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1997 and the Company's Form 10-QSB for the six months ended
June 30, 1998.

3.Debt

Note Payable - Revolver and Bank

The Company's wholly-owned subsidiary, Victor Electric Wire
& Cable Corporation ("Victor"), a New York corporation, has a $5,000,000 loan agreement with Congress Financial
Corporation, "Congress". The loan arrangement with Congress provides for a three-year revolving credit facility of up to $3,550,000, a $950,000 fully amortizing five-year term loan and an equipment financing facility of up to $500,000, also based upon a five year fully amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The Company has guaranteed all of the obligations of Victor to Congress. The total amount due
Congress pursuant to this loan agreement was $4,201,350 and $3,470,619 as of September 30, 1998 and December 31, 1997,
respectively.

This Agreement is secured by substantially all of Victor's assets including, but not limited to, inventory, receivables, and fixed assets. The amount available under the revolving loan is limited by a formula based on accounts receivable and inventory. The Company intends that approximately $2,000,000 would remain outstanding under this agreement for an uninterrupted period extending beyond one year from September 30, 1998 and December 31, 1997. As a result, this amount under the revolving loan agreement has been classified as long-term debt.


4.        Shareholders Equity

The Company's capital shares are as follows:

Class A Convertible Preferred Stock, $10.00 par value,
300,000 shares authorized at September 30, 1998 and December 31, 1997, and -0- shares issued and outstanding at September 30, 1998 and December 31, 1997.

Common Stock, $.000009 par value, 90,000,000 shares authorized September 30, 1998 and December 31, 1997,
46,635,019 shares were issued at September 30, 1998 and December 31, 1997, respectively, and 45,544,176, shares outstanding at September 30, 1998 and December 31, 1997, respectively. The treasury shares of 1,090,843 account for the difference in the issued and outstanding shares.

5.        Earnings Per Share

For the fiscal quarters ending September 30, 1998 and September 30, 1997, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.




6.  Segment Information

                                        Nine months ended September 30,
                                               1998          1997*
                                             --------------------------

Net sales
  Quadrax Corporation                        $  387,277   $ 1,926,162
  Victor Electric Wire & Cable Corporation   13,121,326     7,687,356
                                              ----------   -----------
                                            $13,508,603   $ 9,613,518
                                             ===========  ===========

Gross profit (loss)
  Quadrax Corporation                        $ (171,610) $  (997,815)
  Victor Electric Wire & Cable Corporation    1,671,539    1,148,440
                                             -----------  -----------
                                            $ 1,499,929   $  150,625
                                             ===========  ===========

Total assets
  Quadrax Corporation                        $2,983,195  $ 4,476,749
 Victor Electric Wire & Cable Corporation     7,819,020    7,715,267
                                             -----------  -----------
                                            $10,802,215  $12,192,016
                                             ===========  ===========

Depreciation and amortization expense
  Quadrax Corporation                        $  139,404  $ 1,023,714
  Victor Electric Wire & Cable Corporation      353,851      177,266
                                             -----------  -----------
                                             $  493,255  $ 1,200,980
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

Results of Operations for Quarter Ended September 30, 1998
as compared to Quarter Ended September 30, 1997

          The Company's net loss from operations for the quarter ended September 30, 1998 ("1998 third quarter") was $17,614 compared to its net loss from operations of 1,884,503 for the quarter ended September 30, 1997 ("1997 third quarter"). This reduction is primarily due to the absence of any losses incurred from the suspended operations of the company's thermoplastic operations in Rhode Island and California due to the Chapter 11 bankruptcy filing.

          Total sales during the 1998 third quarter were $4,602,429 compared to $4,738,562 in the 1997 third quarter. The 1998 sales are essentially from Victor
Electric Wire and Cable Corporation ("Victor") as no operations were conducted for the company's thermoplastic business due to the Chapter 11 filing.

          Costs of goods sold for the third quarter of 1998 of $3,848,951 decreased in the three months ended September
30, 1998 compared to the three months ended September 30, 1997 of $4,563,249. Most of this decrease is a result of the 1998 second quarter being comprised of the Victor operation and its gross profit.


          Research and development expenses were $0.00 in the 1998 third quarter, as compared to $220,706 in the 1997 third quarter. The reason for this decrease is due to the suspension of Quadrax s composite material divisions operations while in Chapter 11 bankruptcy.

          Selling, general and administrative expenses incurred in the three months ended September 30, 1998 were $522,888 compared to $1,550,612 in the three months ended September
30, 1997. This decrease is due to the suspension of Quadrax s composite material divisions operations while in Chapter 11 bankruptcy.

          Interest expense for the third quarter of 1998 of $112,691 essentially represents the expense for the Victor outstanding debt. The 1997 interest expense of $333,326 reflects the Company's 1997 subordinated debt issuances.


Results of Operations for Nine Months Ended September 30,
1998 as compared to Nine Months Ended September 30, 1997

          The Company had a loss from operations for the nine months ended September 30, 1998 ("1998 period") of $2,249,730. Nearly all of this loss was incurred in the first quarter. This loss compares to a net loss from operations of $7,144,219 for the nine months ended
September 30, 1997 ("1997 period").

          Total sales during this 1998 period were $13,508,613 compared to $9,613,518 in the 1997 period. This increase of $3,895,085 resulted from the Company's Victor subsidiary.

          Costs of goods sold increased $2,545,781 in the 1998 period to $12,008,674. The reason for the increase costs during the 1998 period is due to the additional sales of Victor.

          Selling, general and administrative expenses decreased by $2,266,633 in the 1998 period to $2,010,133.
Most of the difference is due to the cessation of operations in Quadrax's thermoplastic facilities due to the Chapter 11 bankruptcy.

          Interest expense for the 1998 period was $444,021 while in 1997, it was $1,069,105, a decrease of $625,084.


Financial Position, Liquidity and Capital Resources

          At September 30, 1998, the Company had total assets of $10,802,215 and a stockholders deficit of $4,314,732. Current assets were $5,780,414, current liabilities were $5,039,730 and liabilities subject to compromise were $7,527,164. The current liabilities reflect the outstanding liabilities of the Victor subsidiary and Quadrax Debtor-in-Possession post-partition liabilities.
The liabilities subject to compromise represent the pre-petition liabilities of Quadrax Debtor-in-Possession that are eligible for compromise because they are either unsecured, disputed, contingent or undersecured and subject to compromise in the Chapter 11 reorganization.

          Cash and cash equivalents decreased by approximately $51,463 from December 31, 1997 to $1,579 at September 30, 1998. This decrease is due primarily to the use of approximately $663,000 to fund its operations, offset by the Company s net new bank debt raised during the period of approximately $646,000.

          Accounts receivable increased by approximately
$753,000. Victor s receivables increased during the period by approximately $967,000 principally due to the operations gearing up for higher cyclical sales experienced during the mid and later quarters of the calendar year.

          Inventories increased by approximately $198,230.
This is due primarily to the suspension of Quadrax s composite material divisions operations in February, 1998 amounting to approximately $488,725, which was offset by an increase in Victor s inventories of approximately
$687,000 due to build-up of product required for Victor s anticipated higher cyclical shipments during the mid and later quarters of the calendar year.

          The current portion of long-term debt increased by approximately $542,000 to approximately $1,651,000 at September 30 1998. Primarily this increase results from the increase in Victor s revolving debt during the quarter of approximately $659,000, offset by the reduction in the current portion related to the debt reflected as liabilities subject to compromise at September 30, 1998, which were categorized as current portion of long-term debt at December 31, 1997. The increase in Victor s revolver relates to the receivable and inventory build up as well as funding of the 1998 period's loss from operations.

          Accounts payable and accrued expenses decreased by approximately $2,100,000. The major reason for the decrease in payables during the period was the re-categorization of approximately $2,900,000 of liabilities that were reflected as accounts payables at December, 1997 to liabilities subject to compromise at September 30, 1998. During this same period, Victor s payables increased by approximately $800,000 due to its ramp up of production.

          Liabilities subject to compromise amounted to approximately $7,527,000 at September 30, 1998. The liabilities subject to compromise represent the pre-petition liabilities of Quadrax Debtor-in-Possession that are eligible for compromise because they are either unsecured, disputed, contingent or undersecured and subject to compromise in the Chapter 11 reorganization.

          Long term debt, net of the current portion, decreased approximately $161,000 to approximately $2,550,000 at September 30, 1998. The major reason for the decrease at September 30, 1998 was the reclassification of the long-term portion of the capital leases of approximately
$68,000 at March 31, 1998 to a liability subject to compromise and the payment of the current portion for the Victor term debt.

          In the first nine months of fiscal 1998, capital expenditures were a negligible amount.

          The Company generated revenues of approximately
$13,509,000 in the first nine months of fiscal 1998, and, as a result, operations were not a total source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. Net funds provided by financing activities in the first nine months of fiscal 1998, after giving effect to the repayment of debt, totaled approximately $646,000, as compared to $5,517,000 during the first nine months ended September 30, 1997.

Year 2000 Readiness

          Historically, certain computer programs have been written using two digits rather than four digits, to define the applicable year. This could lead, in many cases, to a computer recognizing a date using "00" as 1900 rather than the year 2000. This phenomenon could result in major computer system failure or miscalculations and is generally referred to as the "Year 2000" problem or issue.

          The Company concluded an extensive review of its exposure to the Y2K issue in June of 1998 and it was decided that due to the age of our current equipment and software it would be necessary to purchase new software and hardware which would meet our financial and production requirements, solve the Year 2000 problem and service our growing needs well into the next decade. As of October 31, 1998, an extensive review of various vendors for hardware and software was completed and a decision was made to lease an IBM AS/400, Model 170, using PM Production Management software.

          Implementation of the conversion is to begin January
15, 1999 with an anticipated cut over and completion date no later than July 31, 1999. While it is not possible to predict the total cost of our efforts, the Company estimates the cost of such hardware/software to be approximately $135,000.

          The Company plans to interview vendors and customers to determine their exposure to Y2K issues and their anticipated risks and responses.

          If the Company is unsuccessful in completing its implementation of the conversion to new software/hardware or if customers or vendors can not rectify Y2K issues, the Company could incur additional costs, which may be substantial, to develop alternative methods of managing its business and may experience delays in payments by customers or to vendors. The Company has not yet established a contingency plan in the event of noncompliance by its customers and vendors.





                             QUADRAX CORPORATION
Part II - Other Information


Item 3.   Defaults Upon Senior Securities

          As of March 30, 1998, Quadrax was notified that the Bankruptcy filing by Quadrax Corporation, on February
27, 1998, caused an event of default on its Congress debt.
The amount of the Congress debt outstanding at September
30, 1998 is approximately $4,201,350.

Item 5.   Other Information

          The Reorganization Plan Proposal filed in June 1998 was withdrawn in August 1998. On November 19, 1998, E.B. Acquisition Company and Quadrax Corporation submitted a Quadrax Reorganization Plan Proposal (the"Proposal") to the Quadrax Creditors Committee. The Proposal was agreed to by the Creditors Committee on November 19, 1998. The Proposal calls for the continuation of Quadrax as a publicly traded company.

          The Proposal is still subject to approval of the Bankruptcy Court and the Company's creditors and shareholders. There can be no assurance that such plan will be approved by these parties or that it will be successfully implemented.

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

                              QUADRAX CORPORATION

                         By: /s/ James J. Palermo
                                 James J. Palermo
                                 Chairman of the Board of
                                 Directors, and Chief
                                 Executive Officer
                                (Principal Executive Officer)
                                 Dated:  November 24, 1998