Form 10KSB
period 1998-12-31
QUADRAX CORP
filed 2000-02-18
CIK 814273

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

(Mark one)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF1934.

         For the fiscal year ended December 31, 1998

                                       Or

         TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to _______

Commission File Number:  0-16052

                               QUADRAX CORPORATION
                  (Name of Small Business Issuer in Its Charter


         DELAWARE                                             05-0420158
(State or other jurisdiction of                             (IRS Employer
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

      618 MAIN STREET
WEST WARWICK, RHODE ISLAND                                    02893-0901
(Address of Principal Executive Offices)                      (Zip Code)

                                 (401) 821-1700
                (Issuer's Telephone Number, Including Area Code)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                   Common Stock, par value $.000009 per share
                               (Titles of Classes)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

Issuer's revenues for the most recent fiscal year: $17,308,846
                                                   -----------

As of December 31, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $694,427 computed by reference to the closing price of December 31, 1998, of $0.015625 on the Nasdaq Electronic Bulletin Board.

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes

As of December 31, 1998, there were outstanding 44,453,334 shares of Common Stock, par value $.000009 per share.

Transitional Business Disclosure Format (check one): Yes         No     |X|

                       Documents Incorporated by Reference
                                      None

                           Forward Looking Statements


     Information  included in this Annual  Report on Form 10-KSB may  constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by Quadrax Corporation (herein referred to as the "Company") involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: Bankruptcy Court actions or proceedings related to the bankruptcy, risks associated with changes in interest rates, commodity prices and other economic conditions, dependence on licenses, governmental regulations and actions by governmental authorities, inability of the Company to secure additional or sufficient financing, technological changes, intense competition, dependence on management and the outcome of litigation to which the Company is a party. See in particular the opening paragraphs in ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation for forward-looking statements contained herein to reflect any change in management's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

ITEM 1. DESCRIPTION OF BUSINESS


BUSINESS-GENERAL

     Quadrax Corporation was incorporated in Delaware on March 6, 1986. The Company's business, through its Victor Electric Wire and Cable subsidiary ("Victor") is as a manufacturer and distributor of electric power cordsets and interconnect cables primarily for original equipment manufacturers ("OEMs") of small appliances. The "Company" means Quadrax Corporation and, unless the context otherwise requires, Victor.

     Victor currently sells its products to approximately 150 customers. Approximately 60% of sales are to nationally recognized OEMs such as Black and Decker, Hamilton Beach\Proctor-Silex, Bunn-O-Matic, Kirby, West Bend and Toastmaster. The balance of sales are to a combination of electronic, medical and interconnect device manufacturers.

     The Company's current strategy is divided into two basic objectives. The first is to obtain more sales from each customer and improve margins on the Company's core products through internal cost improvements. The second is to obtain business from customers that are in different industries from our core customers, such as electrical connectors for products that are sold into the medical industry along with higher value added products.

HISTORY

     Prior to fiscal year 1995, the Company was a development stage company. The Company's initial business was to design, develop, fabricate and sell fiber-reinforced thermoplastic polymer composite materials ("Quadrax Composites") and products manufactured from these materials.

     On May 7, 1997, the Company purchased all of the outstanding stock of Victel, Inc. ("Victel") a Delaware Corporation whose sole asset was all of the outstanding stock of Victor Electric Wire and Cable.

     On February 27, 1998, (the "Petition Date"), the Company filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court in the District of Rhode Island. The Company's wholly owned subsidiaries Victor and Victel were not party to the bankruptcy filing on the Petition Date. Pursuant to the filing of the voluntary petition, the Company filed a plan for financial reorganization in December 1998. This Plan of Reorganization (the "Plan"), as amended, was approved by the Bankruptcy Court on October 21, 1999, with an effective date of November 5, 1999. This Plan provided for Victel and Victor to be merged into the Company and the Company's thermoplastic business to be continued as part of a licensing arrangement with an independent third party. (See ITEM 3. LEGAL PROCEEDINGS)

MARKETS AND PRODUCT LINES

     The Company produces a wide variety of power supply cords (cordsets), insulated wire (bulk wire) and molded cable assemblies. The Company's products are produced only after customer orders are received and then custom manufactured to the customer's unique specifications. Wire products are supplied in a variety of colors and can be terminated by many styles of plugs and connections. The wire is rated for use in various temperature ranges up to 105C and plugs are available with designs for varied stress capacities.

   The Company sells its products to approximately 150 customers. During the year ended December 31, 1998, two customers each accounted for more than 10% of total sales, with sales to both customers totaling approximately 50% of total sales. The Company presently relies on corporate purchase agreements, letters of intent and blanket orders for its one to three year production schedules. The Company's plans for future growth depend on the continued existence of these relationships with existing customers.

MARKETING, SALES AND DISTRIBUTION

    The Company sells primarily through nine sales representative organizations. Additionally, numerous "house" accounts are managed by an inside sales group. The Company's business is historically seasonal, with sales strongest in the months of May through September as its customers place orders for goods to be sold by them during the year-end holiday buying season. Accordingly, net revenues for the Company are typically strongest in the second and third quarters. As the Company's profitability significantly depends on sales made in the second and third quarters, the Company's operations could be materially adversely affected by an economic downturn in any second or third quarter. Net revenues in other quarters are generally lower and vary significantly as a result of customers' requirements for new types of electric power cordsets and other factors. There can be no assurance that the Company will achieve consistent profitability on a quarterly or an annual basis. The Company's management plans to target new market segments and develop new products to reduce seasonality and increase total sales.

COMPETITION

     The wire and cable industry is extremely competitive and the Company's competition is both domestic and foreign. The Company's principal domestic competitors are General Cable, Volex, Belden, and Komar. There are numerous overseas competitors as well, principally in Mexico and China. Many of such competitors are larger and better financed than the Company, and have significantly greater manufacturing and marketing resources than do the Company. The Company believes that its long established reputation for quality and reliable delivery are key competitive assets.

     Offshore suppliers still remain the largest threat to the Company's margins and markets. The Company's established niche market in the tabletop appliance and iron cord products is supported by just in time logistics and superior customer service. In the iron cord product line, a proprietary design with qualities that far surpass industry and customer standards has inhibited competitive threats. These two factors enable the Company to grow its market within its niche product line. Many of the domestic manufacturers of similar type products have niche markets and capacity issues that preclude them from making significant threats to the Company's business at this time. As the Company expands its medical interconnect and electronic product line, domestic competition will become a factor.

     Also, the Company has been ISO 9002 certified since December 1996. The Company competes by means of aggressive pricing, new product development, high quality products and exceptional service. To sustain its competitive edge, the Company has implemented statistical process controls, total quality management and continuous improvement programs. Included with products purchased from the Company are access to its engineering resources and assured immediate staff response to customers' needs. As an additional tool to maximize service and performance, the Company has developed and uses Electronic Data Interchange
(EDI) capabilities.

     To ensure competitiveness, the Company will continue to protect its proprietary processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with certain of its employees and other persons who have access to its proprietary processes and other information.

MANUFACTURING

     The Company's electric cables are drawn from raw copper rods into fine wire and stranded into heavier cables. The stranded cables are insulated with a PVC plastic and rubber compound and then molded to plugs to create the finished product. Every component, except blades (prongs) and insulating compound, is manufactured by the Company at its plant. The Company produces a wide variety of cordsets which are all produced in response to a specific customer order.

PRODUCTION MATERIALS AND MACHINERY

     The Company's key raw material ingredients are copper and insulating compounds (consisting of PVC and rubber). All such materials are commodities available from several sources. However, being commodities, the prices for both raw copper and plastic resins are volatile and respond to both general economic conditions and supply and demand conditions for commodities specifically.

         The Company is dependent on third party relationships with several suppliers of the raw materials necessary to its business. The Company does not presently have any long term supply agreements with its suppliers of copper or plastic and does not anticipate the execution of any long term agreements with these suppliers in the near future. The Company believes that the policy of purchasing copper on the market is reasonable, but there can be no assurance that this approach will be effective to adequately insulate the Company against copper price fluctuations. Regarding the supply of insulating compounds, the Company believes that it has alternative sources available to it in the event that its requirements change or its current suppliers are unable or unwilling to fulfill its needs. Nevertheless, there can be no assurance that alternative suppliers will be available upon terms comparable to its existing arrangements.

EMPLOYEES

     At December 31, 1998, the Company employed 182 employees of which 138 are represented by the International Brotherhood of Electrical Workers. The Company and the union executed a three-year collective bargaining agreement in late April 1997. Although considers its labor relations to be good, there can be no assurance that the Company will be able to renew such agreement after its expiration or, if it is renewed, will be renewed on terms as favorable to the Company as those currently in existence. In addition, the Company's operations could be materially adversely affected in the event of an extended labor dispute.

PHYSICAL PLANT AND PROCEDURE

     The Company's plant is designed to accommodate the mass production and light manufacturing processes involved in the fabrication of custom cordsets. Spools of 5/16" raw copper rod are delivered to the premises below grade for initial treatment. The raw copper rods are drawn into fine wire whereafter the fine wire is stranded and spun into heavier cables of varied thickness, depending upon customer specifications. The Company's wire drawing operation is capable of producing 60,000 pounds of stranded copper wire weekly. Spools of the refined stranded cables are then moved up to the middle level of the plant where they are insulated with a PVC plastic or rubber compound. At the upper level of the plant, the insulated wire is cut to lengths and molded to plugs to create the finished product. The goods are then packaged for shipping. Every component, except the blades (prongs) and PVC plastic and rubber compound used to insulate the wire, is manufactured by the Company at its plant. The Company has a variety of over 300 molds and the capability to process over 1,500,000 cordsets per week. All the machinery used by the Company in its manufacturing process is made of standard components for which replacement parts are readily available. (Also, see ITEM 2. DESCRIPTION OF PROPERTY).

     The Company distributes its finished products to its primarily OEM customers by shipping directly from its plant. For very large customer orders, these products can be temporarily warehoused at the Company's facilities and shipped upon request.

INTELLECTUAL PROPERTY

     The Company is the owner of United States Service mark registration for the name Victor, which is used in connection with its wire and cable business. The Company has been awarded several patents in its fifty-year history, one of which remains in effect. The Company intends to use and protect its patent and service mark, as necessary. The Company believes its patent trademarks and service marks have value and are an import factor in the marketing of its product. There can be no assurance that the Company will be able to register other names or service marks and obtain other patents it may consider important, that the Company's current or future patents, trademarks or printed materials do not or will not violate the proprietary rights of others, that the Company's patents or marks would be upheld if challenged, or that the Company will not be prevented from using its patents, marks or other printed materials and any of the foregoing could have an adverse effect on the Company. Enforcement of one's own proprietary rights or the defense against the proprietary claims of another can be extremely costly and there can be no assurance that the Company will have the financial resources necessary to enforce or defend its patents and its marks.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL COMPLIANCE

     The Company's operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company is not subject to any such laws and regulations which are specific to the wire and cable industry. The Company believes that its business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Potentially significant expenditures, however, could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company maintains one facility and operates out of a building in West Warwick, Rhode Island, leased by the Company, containing approximately 200,000 square feet of manufacturing and office space. The Company's plant has been located in this facility for approximately 50 years. The Company's executive offices were relocated here during the Company's 1998 fiscal year. The facility is leased from a third-party landlord on a "triple net" basis at an annual base rental of approximately $240,000. This lease expires December 31, 2001. The Company believes that its existing leased facility is adequate to meet its currently anticipated requirements for office and production needs for the foreseeable future and that suitable additional or substitute facilities will be available if required.

ITEM 3.  LEGAL PROCEEDINGS

     On the Petition Date, the Company filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Rhode Island, Case No. 11-98-10799.

     During the Chapter 11 Bankruptcy, the Company was prohibited from paying and creditors were prohibited from attempting to collect claims or debts arising prior to the Petition Date without approval of the Bankruptcy Court. The primary objective of the Company during the Chapter 11 Bankruptcy was to develop a Reorganization Plan (the "Plan") which with the concurrence of its creditors would allow the Company to operate without the supervision of the Bankruptcy Court. Such a plan was developed and approved by the United States Bankruptcy Court on October 21, 1999, with an effective date of November 5, 1999.

     The implementation of the Plan calls for the following:

(1) The merging of Victel and Victor into the Company with the assets and liabilities of Victel and Victor being assumed by the Company. The merger of Victel and Victor was completed in February 2000.

(2) The general unsecured creditors of the Company holding allowed claims of $6,744,130 receiving 11,500,000 newly issued shares, 46% of the outstanding new common stock, on a pro-rata basis, plus cash equal to their pro-rata portion of $500,000 held in escrow. Pond Equities, Inc. ("Pond"), a licensed NASDAQ dealer, located in New York, New York has offered to purchase from the unsecured creditors all or part of the 11,500,000 shares issued for $0.05 per share with no commissions payable by such creditors, provided such shares are tendered within one year of the confirmation date of the Plan. Payments for these shares tendered within one year are guaranteed by an irrevocable letter of credit in the amount of $575,000 issued by Chase Manhattan Bank.

(3) The existing shareholders of the Company, approximately 11,000 beneficial owners, currently holding 44,453,334 shares of common stock, receiving 1,250,000 shares of newly issued stock, 5%, of the common stock of the Company on a pro-rata basis. All outstanding warrants have been cancelled.

(4) For payment of $100,000, the Company is issuing 12,250,000 new shares, 49% of the outstanding new common stock shares of the Company ("the Private Placement Securities"), to a third party private investor. These Private Placement Securities are restricted securities within the meaning of the Securities Act of 1933, as amended. The Private Investor (the "Private Investor") after the effective date of the Plan may resell these restricted securities without registration in accordance with Rule 144 promulgated under the Securities Act of 1933, as amended. The Private Investor acquiring the Private Placement Securities will be entitled to contractual transferable anti-dilution rights such that in the event the Company issues additional shares of stock, the Private Investor will also be issued additional shares of stock so that the Private Investor continues to have a 49% interest in the total outstanding shares of Company. Additionally, the Private Investor will have demand registration rights for the Private Placement Securities on Form S-3 commencing when the Company becomes eligible to use such form under the Securities Act of 1933, as amended. The Private Investor will also be entitled to "piggy-back" registration rights for the Private Placement Securities.

(5) The Company continuing the Quadrax Composites business by leasing equipment that is used to manufacture and produce its thermoplastic tape to an outside third party manufacturer who will utilize the tape produced to build their own unique product. The Company will receive fees equal to $0.50 per pound for thermoplastic tape manufactured and utilized by the outside third party lessee and $1.00 per pound for thermoplastic tape produced by the lessee and sold to other users of the tape. It is expected that this agreement will insure the continuation of the Company's Quadrax Composites business and will add the support of a substantial end user of its thermoplastic tape to further the marketing strength of Quadrax Composites.

(6) The Company issuing a Note Obligation ("Note") in the amount of $2,450,000 to the Private Investor. This Note shall be repayable in two years, from the Plan's effective date, bearing interest payments equaling 8% per annum until maturity. These interest payments will be paid monthly. The Note will be collateralized by all the assets of the Company, but be subordinated to the security interest of the Company's primary lender, Congress Financial Corporation. Through December 31, 1998, the Company has received $1,550,000 in cash pursuant to the Note Obligation.

(7) The Company maintaining so-called Directors and Liability Insurance, including company reimbursement, in the amount of at least $5,000,000 ("D&O Insurance") for the protection of the former and current officers and directors of the Company. The Company has purchased continued D&O Insurance coverage for former and current officers and directors of the Company.

(8) That all claims and debts against the Company originating prior to the Petition Date which were not accepted by the Company during the Chapter 11 Bankruptcy are dismissed and are no longer a liability of the Company.

     From time to time, the Company and Victor are involved in litigation relating to claims arising out of its operations in the normal course of business.

     Victor is subject to product liability litigation on a recurring basis from persons suffering shocks from electrical appliances and other product failures. Victor maintains insurance coverage against such liabilities in amounts, which, in the opinion of management, are adequate against the risks assumed. Victor's litigation was not stayed or otherwise affected by the Company's Chapter 11 Petition and court proceedings.

     As of December 31, 1998, neither the Company nor Victor are party to any legal proceedings, which individually or in the aggregate could have a material adverse effect on the Company's results of operations or financial position.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None

                                     PART II


ITEM 5.  MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS


     The Common Stock and the Company's Non-Callable Class C Common Stock Purchase Warrants ("Class C Warrants") trade on the Nasdaq Electronic Bulletin Board or the "Pink Sheets" under the symbols "QDRXQ" and "QDRZQ," respectively.

     The table below sets forth the range of high and low bid prices for the Common Stock and the Class C Warrants on Nasdaq and the Pink Sheets for each quarter within the last two fiscal years:

                                            Common Stock                   Class C Warrants
                                            ------------                   ----------------
                                    High Bid         Low Bid           High Bid          Low Bid
                                    --------         -------           --------          -------
Fiscal 1998:
Quarter Ended March 31, 1998            $0.1250     $0.0300           $0.1875        $    0.0313
Quarter Ended June 30, 1998              0.1250      0.0156            0.1563             0.0313
Quarter Ended September 30,1998          0.0313      0.0156                      Not Available
Quarter Ended December 31,1998           0.0156      0.0156                      Not Available

Fiscal 1997:
Quarter Ended March 31, 1997            $1.5000     $0.5000           $2.5000        $    1.0000
Quarter Ended June 30, 1997              0.7813      0.3750            1.3750             0.5000
Quarter Ended September 30,1997          0.6875      0.4063            1.0000             0.5000
Quarter Ended December 31,1997           0.5000      0.0313            1.0000             0.0313
----------------------------------------------

         The preceding price quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         As of December 31, 1998, there were 44,453,334 shares of Common Stock issued and outstanding and held of record by approximately 1,400 stockholders.

     Effective the Petition Date, the Company's Nasdaq trading symbol was suffixed by the additional letter "Q", to identify its Debtor-in-Possession status. Subsequently, and at the Company's request, Nasdaq ceased to quote the price and volume of trades of the Company's securities. Enhanced listing standards for Nasdaq have an effective date of February 25, 1998. These standards require companies whose stock trades are quoted by Nasdaq to have a minimum tangible net worth of $2,000,000 and a minimum bid price of $1.00 per share for their common stock. The Company was put on notice of noncompliance and advised that delisting would follow unless it met the $1.00 minimum stock price requirement. On April 15, 1998, at the Company's request, the trading in the common stock was delisted by Nasdaq.

         Subject to provisions of federal and state securities laws, rules and regulations, trades may be transacted through private or brokered transactions and on the Nasdaq Electronic Bulletin Board service operated by the National Quotation Bureau.

DIVIDEND POLICY

     The Company did not declare any dividends on common stock during its 1997 and 1998 fiscal years and does not expect to declare dividends in the foreseeable future. Any cash generated by the Company will be retained to fund the Company's on-going cash requirements.

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

BANKRUPTCY FILING

     Since the Petition Date, the Company has operated as a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code. Accordingly, claims which were the subject of pre-petition litigation were stayed and those claims together with claims arising from pre-petition defaults and events of default caused by the filing of the petition were resolved in the bankruptcy proceedings. The bankruptcy case itself was resolved by a confirmation of a plan of reorganization proposed by the Company and agreed to by its creditors and confirmed by the United States Bankruptcy Court on October 21, 1999. (See ITEM
3. LEGAL PROCEEDINGS)

     The following financial tables set forth selected financial data at December 31, 1998 and at December 31, 1997 and for the fiscal years then ended.

                                          ( Dollars in thousands, except per share data)
                                                            Year Ended
                                             --------------------------------------
Statement of operations data:                December 31, 1998    December 31, 1997
                                             -----------------    -----------------
Sales                                           $ 17,309               $ 11,398
Cost of sales                                     16,051                  9,973
                                                --------               --------
Gross profit                                       1,258                  1,424

Selling, general & administrative costs           (2,407)                 1,255
                                                --------               --------
Income (loss) from operations                     (1,149)                   169
Interest expense, net                               (431)                  (256)
                                                --------               --------
Loss on continuing operations                     (1,580)                   (87)
Loss on discontinued operations                   (1,720)               (10,376)
Loss on disposal of assets                        (1,710)                   -0-
                                                --------               --------

Net loss                                        $ (5,010)              $(10,463)
                                                ========               ========
Net loss per common share                       $  (0.11)              $  (0.26)
                                                ========               ========
Weighted average common shares outstanding        44,453                 39,751
                                                ========               ========

                                                           December 31,
                                             --------------------------------------
                                                   1998                   1997
                                                --------               --------
BALANCE SHEET DATA:
Working capital, (deficit)                         $ 872             $   (1,642)
Total assets                                       7,842                 10,443
Long term liabilities                              4,289                  5,899
Total stockholders' equity (deficit)              (7,790)                (2,065)


FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     Total revenues recognized during fiscal 1998 were $17,309,000 as compared to $11,398,000 in fiscal 1997. This increase over fiscal 1997 of $5,911,000 results from the Company having a complete year of Victor Electric Wire & Cable Corp. ("Victor") sales in fiscal 1998, while in fiscal 1997, the Company's Victor subsidiary sales commenced in May 1997.

     Cost of goods sold for fiscal 1998 was $16,051,000, representing 92.7% of sales for fiscal 1998. The Company's cost of goods sold for fiscal 1997 was approximately $9,973,000 representing 87.5%, of sales for fiscal 1997 which applied on a pro-rata basis for fiscal 1998, means that the cost of goods sold increased approximately $1,150,000. There are two reasons for this pro-rata increase; first, the Company changed its product mix in fiscal 1998. Second, fiscal year 1997 reflected eight months where the Company saw a disproportionate amount of sales on a ratable basis thereby allowing a high absorption of fixed overhead, while fiscal year 1998 was a complete calendar year which included the low volume sales months.

     Selling, general and administrative costs ("SG&A") increased $1,152,000 in fiscal 1998 to $2,407,000 compared to $1,255,000 in fiscal 1997. Of this increase, $630,000 is attributable to fiscal 1998 results reflecting a full calendar year, while 1997 results are for eight months. The balance of the increase in fiscal 1998, approximately $525,000, is primarily attributable to an increase in executive compensation previously paid by the Company's thermoplastic operations.

     Interest expense, in fiscal 1998, increased approximately $175,000. The reasons for this increase are that fiscal 1998 was a full calendar year, while fiscal 1997 was for eight months which accounts for $120,000 of the increase and the balance of the increase, $55,000, is attributable to higher usage of the credit line facility.

     Other income decreased approximately $9,000 in fiscal year 1998 to zero, an insignificant fluctuation.

     Loss from discontinued operations decreased approximately $8,657,000 in fiscal 1998 as compared to fiscal 1997. This decrease reflects the Company's decision to discontinue its thermoplastic manufacturing operations and to concentrate on its wire and cable business which is centered around its Victor subsidiary.

     Loss from disposal of assets increased $1,710,000 in fiscal 1998 as compared to fiscal 1997. This increase reflects the Company's decision to discontinue its thermoplastic manufacturing operations and to dispose of the assets relating to this activity.

     The Company's net loss in fiscal 1998 of $5,010,000 decreased by $5,453,000 as compared to the fiscal 1997 loss of $10,463,000 primarily for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had total assets of $7,842,000 and stockholders' equity (deficit) of ($7,790,000). Current assets were $5,210,000 and current liabilities were $4,338,000 resulting in working capital of approximately $872,000 which is an increase of approximately $2,514,000 from December 31, 1997, when the Company had a working capital deficit of approximately $1,642,000. This increase in working capital is primarily due to the Company filing for Chapter 11 Bankruptcy in fiscal 1998, which resulted in the thermoplastic division's current liabilities to be classified as liabilities subject to compromise.

     Cash and cash equivalents decreased by approximately $8,000 from December 31, 1997 to $45,000 at December 31, 1998, an insignificant fluctuation.

     Accounts receivable decreased by approximately $241,000 from December 31, 1997 to $2,106,000 at December 31, 1998. The primary reason for this decrease is due to the Company's discontinuance of certain of its thermoplastic manufacturing businesses in fiscal 1998. The Company's wire and cable accounts receivable were not significantly different at December 31, 1998 compared to December 31, 1997.

     Inventories decreased by approximately $915,000 during fiscal year 1998. The primary reason for this decrease is the Company's discontinuance of certain of its thermoplastic manufacturing businesses in fiscal 1998.

     Attorney's escrow increased $1,000,000 in fiscal 1998 from zero at December 31, 1997. The reason for this increase is due to the Company's Chapter 11 filing and reflects the monies that were advanced in December 1998 by the Private Investor to fund the Company's Plan.

     Other current assets increased by approximately $407,000 during fiscal 1998 to approximately $566,000. The reason for this increase is the monies, $394,000, due the Company from the auction sales of its thermoplastic division's assets which sale was held in December 1998, had not been received as of December 31, 1998.

     Accounts payable and accrued expenses decreased approximately $1,369,000 in fiscal 1998 to $4,131,000. The reason for this decrease is the reclassification of the thermoplastic division's accounts payable and accrued expenses at December 31, 1998 to the classification of liabilities subject to compromise.

     The current portion of long term debt decreased in fiscal 1998 approximately $903,000 to $206,920 at December 31, 1998. The reason for this decrease is a reclassification of the thermoplastic division's short term debt liabilities to liabilities subject to compromise.

     Liabilities subject to compromise increased to approximately $7,005,000 at December 31, 1998 from zero at December 31, 1997. This increase results from the Company's Chapter 11 Bankruptcy filing in fiscal 1998 and short term and long term liabilities which will be restructured pursuant to the Company's Plan which was confirmed on October 21, 1999 by the United States
Bankruptcy Court (See ITEM 3. LEGAL PROCEEDINGS).

     Long term debt increased approximately $1,578,000 in fiscal 1998 to $4,298,000 at December 31, 1998. The primary reason for this increase is the $1,550,000 that the Private Investor advanced to the Company to be used to fund the financial reorganization. Offsetting this increase was the reduction of the Company's term debt with Congress Financial Corporation, $123,000, and the reclassification of other long term liabilities, $95,000, of the thermoplastic division to liabilities subject to compromise.

     Convertible debentures decreased approximately $3,187,000 during fiscal 1998 to zero at December 31, 1998. The reason for the decrease is the reclassification of the thermoplastic division's debenture liabilities at December 31, 1998 to the category, liabilities subject to compromise.

     In fiscal 1998, capital expenditures were approximately $27,000. These capital expenditures relate primarily to monies expended for Victor capital additions.

     The Company generated revenues of approximately $17,309,000 in the fiscal year 1998, and as a result, operations were not a total source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. Net funds provided by financing activities during the fiscal year 1998, after giving effect to the repayment of debt, totaled approximately $875,000, as compared to $5,908,000 during fiscal year 1997.

     The Company's efforts to propose a plan of reorganization ultimately resulted in a plan that was confirmed on October 21,1999. However, there is no assurance that this confirmed plan will enable the Company to achieve viability and profitability or to raise funds. It is difficult for the Company to predict with accuracy the point at which the Company will be viable and profitable or whether it can achieve viability or profitability at all, due to the difficulty of predicting accurately the amount of revenues that the Company will generate, the amount of expenses that will be required by its operations, and the Company's ability to raise additional capital.

YEAR 2000 ISSUES

     The Company initiated its efforts to obtain Year 2000 compliance in the information systems area in September 1997. This project was successfully completed on or about September 30, 1999. The internal and external expenses the Company incurred for the operational compliance on this project were not significant. Subsequent to September 30, 1999, the Company did not experience any material negative impacts due to Year 2000 issues.


ITEM 7.  FINANCIAL STATEMENTS.

     The Consolidated Financial Statements of the Company as of December 31, 1998 and December 31, 1997 and for the fiscal years ended December 31, 1998 and December 31, 1997 are set forth following page F-1 hereof.



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

     The Company appointed the Certified Public Accounting firm of Mayer Rispler & Company, P.C. to succeed the firm of Livingston & Hayn s to perform an audit on the Company's financial results of operations for the year ended December 31, 1998. There were no disagreements with Livingston & Haynes, P.C., the Company's previous Certified Public Accountants, regarding matters of accounting and financial disclosure for the fiscal year ended December 31, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information concerning each director and executive officer of the Company as of the date of this Report:

         James J. Palermo              62         Chairman, CEO, President and
                                                  Director

         John V. Palermo               56         President and Chief Executive
                                                  Officer- Victor Subsidiary

          Sven Kraumanis               53         Director

          William G. Conway            56         Director

          Alan Milton                  45         Director

          Eugene L. Scott              61         Director

          John W. Jepson               65         Director



     James J. Palermo has been a member of the Board of Directors since July 1994. Mr. Palermo has been Chief Executive Officer of the Company since September 1994 and Chairman of the Board of Directors since February 1995. He previously served as President and Chief Operating Officer of the Company from May 1994 to September 1994. From January 1990 to May 1994, Mr. Palermo was a Principal of J.P. Associates, Inc., an investment banking firm. From 1984 to 1989, Mr. Palermo was Chief Executive Officer of Bird, an international manufacturing company with operations in six countries.

     John V. Palermo is President and Chief Executive Officer of the Victor subsidiary. From 1989 until his employment by Victor, John Palermo served as Chief Financial Officer (1989-1994) and President (1994-1997) of Kenney Manufacturing Company, a manufacturer of custom window coverings. From 1976 until 1989, John Palermo held various senior accounting and finance positions with Riley Consolidated, Inc., a subsidiary of Ashland Oil, Inc., and from 1965 until 1976, he held various finance positions with Westinghouse Electric Corporation. John Palermo received a B.S. in Finance from Northeastern University. John Palermo is the brother of James Palermo, the Chairman and Chief Executive Officer of the Company.

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

     John W. Jepson has been a member of the Board of Directors since February 26, 1997. Mr. Jepson is president of Noble Golf Co., a company he founded in 1993. From 1990 to 1992, Mr. Jepson was executive vice president of the Ben Hogan Company, a manufacturer of golf balls and clubs. From 1968 to 1992, Mr. Jepson held various executive positions with The Acushnet Company, a manufacturer of golf products. Mr. Jepson holds a Master of Science and a Ph.D. from Yale University.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports are required, during the fiscal year ended December 31, 1999, all
Section 16 (a) filing requirements applicable to Section 16 reporting persons were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information with respect to the compensation paid to the other current executive officers of the Company whose salary and bonus for fiscal 1998 exceeded $100,000 on an annualized basis (collectively, the "Named Executive Officers"):


                                       FISCAL                       OTHER ANNUAL         ALL OTHER
NAME                       YEAR        SALARY         BONUS         COMPENSATION (1)     COMPENSATION (2)
----                       ----        ------         -----         ------------ ---     ------------ ---
James J. Palermo
Chief Executive Officer    1998        $210,978          -              $  9,600            $    -0-
and President              1997        $267,112          -              $ 17,870            $ 53,160


John V. Palermo(4)
Chief Executive Officer    1998         $244,270         -             $17,289              $    -0-
and President Victor       1997         $125,629         -             $ 4,900              $ 32,434 (3)
Subsidiary

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

     (3) Includes Quadrax consulting fee of $18,000 for due diligence performed on behalf of the Company in connection with the Victor acquisition.

     (4) John V. Palermo was Chief Executive Officer and President of the Company's Victory subsidiary from May 7, 1997 until March 16, 1999 and received a severance settlement of $134,400.

------------------------------------------------------

     The following table sets forth certain information regarding stock options granted by the Company to the Named Executive Officers during fiscal 1998:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                      NONE


Employment and Termination Arrangements

     The Company has entered into certain employment and termination agreements with the following named Executive Officers:

     John Palermo, Victor's Chief Executive Officer, was employed under a three-year employment agreement, which provided for a base annual salary of $215,000 per year, commencing in May 1997. Such annual salary was subject to annual review by the Board of Directors. In addition, John Palermo could receive a bonus based upon criteria to be developed by the Board of Directors of the Company. John Palermo resigned in March 1999 and was paid severance benefits according to his employment contract which provided for payment of his base salary for a period of six months plus any health and disability benefits during this period

Severance Policy

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &  MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of December 31, 1998, by (i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each director of the Company, (iii) each executive officer and (iv) all directors and executive officers of the Company as a group. (See ITEM 3. LEGAL PROCEEDINGS)

                                   Amount and Nature of                % of
  Name (2)                         Beneficial Ownership (1)            Class
  --------------------             -----------------------             -----

  James J. Palermo                       10,000                           *

  John Palermo                           50,000                           *

  William G. Conway                      -0-                              *

  Sven Kraumanis                         -0-                              *

  Alan W. Milton                         -0-                              *

  Eugene L. Scott                        -0-                              *

  John W. Jepson                         -0-                              *

All officers and
directors as a group
(7 persons)                              60,000                           *

------------------------------------------

(1) Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise noted, and subject to community property laws where applicable.

(2) The address of each named person is in care of: Quadrax Corporation, 618 Main St., West Warwick, Rhode Island 02893-0901.



--------------------------------------------------------------------------------



                       FISCAL YEAR-END STOCK OPTION VALUES


There were no stock options  outstanding  as of December 31, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      NONE

                                     PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) Financial Statements. Reference is made to page F-1 for all financial statements filed as part of this report.

(b) Reports on Form 8-K. On February 18, 2000, the Company filed a Form 8-K with respect to a change in its accountants from Livingston & Haynes, P.C. to Mayer Rispler & Company, P.C. effective for the fiscal year ending December 31, 1998.

(c) Exhibits. The Exhibits that are filed with this Form 10-KSB or have been previously filed with the Securities and Exchange Commission are hereby incorporated herein by reference pursuant to Item 601 of Regulation SK and are set forth in the Exhibit Index beginning on page E-1.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To The Stockholders:
Quadrax Corporation
West Warwick, Rhode Island


     We have audited the accompanying consolidated balance sheet of Quadrax Corporation as of December 31, 1998, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Quadrax Corporation at December 31, 1998, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     On February 27, 1998, Quadrax Corporation filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. This plan of reorganization was approved by the bankruptcy court on October 21, 1999, with an effective date of November 5, 1999. The accompanying consolidated financial statements do not reflect the reduction of pre-petition liabilities and changes made in the capitalization of the Company as a result of the bankruptcy settlement. These matters are fully discussed in note 2.


/s/ Mayer Rispler & Company, P.C.

January 31, 2000
Brooklyn, New York

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Quadrax Corporation:

We have audited the accompanying consolidated balance sheets of Quadrax Corporation (Debtor-in-Possession) and subsidiaries at December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quadrax Corporation and subsidiaries at December 31, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2, Quadrax Corporation, subsequent to December 31, 1997, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements as of December 31, 1997 and for the year then ended do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business. The outcome of these matters is not presently determinable. Accordingly, the consolidated financial statements as of December 31, 1997 and for the year then ended do not include adjustments that might result from the ultimate outcome of these uncertainties.

The accompanying financial statements as of December 31, 1997 have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses from operations and future need for new financing raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to (a) achieve profitability based on the successful development and implementation of a plan for restructuring operations and (b) obtain new financing when needed to pay for restructuring activities. Management's plans concerning these matters are discussed in Note 2. The consolidated financial statements as of December 31, 1997 and for the year then ended do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



                                                /s/ Livingston & Haynes, P.C.

                                                Wellesley, Massachusetts
                                                May 1, 1998

Part I - Financial Information

                                                                            Page
                                                                            ----
Item 1    Consolidated Financial Statements

          Consolidated Balance Sheets at December 31, 1998 and 1997          F-2

          Consolidated Statements of Operations for the
          years ended December 31, 1998 and 1997                             F-3

          Consolidated Statements of Cash Flows for the
          years ended December 31, 1998 and 1997                             F-4

          Consolidated Statements of Stockholders Equity for the
          years ended December 31, 1998 and 1997                             F-6

          Notes to Consolidated Financial Statements                         F-7


                               QUADRAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------
                                                                                  December 31,
                                                                           1998                 1997
                                                                           ----                 ----
Current Assets
--------------
   Cash and equivalents                                                  $    44,805       $       53,042
   Accounts receivable, less allowances of $113,805
     and $106,000 in 1998 and 1997, respectively                           2,105,556            2,346,881
   Inventories                                                             1,492,933            2,408,190
   Attorneys escrow                                                        1,000,184                - 0 -
   Other current assets                                                      566,386              159,639
                                                                          ----------         ------------

         Total Current Assets                                             $5,209,864         $  4,967,752

Property, plant and equipment - net                                        2,497,098            5,082,521

Other assets                                                                  65,495               88,414

Deferred assets - net                                                         69,462              304,639
                                                                         -----------         ------------

         TOTAL ASSETS                                                     $7,841,919          $10,443,326
                                                                           =========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------.
                                                                                  December 31,
                                                                           1998                 1997
                                                                           ----                 ----
Current Liabilities Not Subject to Compromise
---------------------------------------------
   Accounts payable                                                    $   3,608,858        $   3,611,058
   Accrued expenses                                                          522,017            1,889,035
   Current portion of long term debt                                         206,920            1,109,515
                                                                        ------------          -----------

         Total Current Liabilities                                     $   4,337,795        $   6,609,608

Liabilities subject to compromise                                          7,004,642                - 0 -

Long-term debt, less current portion                                       4,289,027            2,711,221

Convertible debentures payable                                                 - 0 -            3,187,500
                                                                    ----------------          -----------

         Total Liabilities                                               $15,631,464          $12,508,329
                                                                          ----------           ----------

Stockholders' Equity
--------------------
   Common stock                                                      $           414        $       417
   Additional paid-in capital                                             73,167,449         73,881,994
   Accumulated deficit                                                   (79,230,859)       (74,220,865)
                                                                          ----------         ----------
                                                                         ( 6,062,996)       (   338,454)
   Less:  treasury stock, at cost 656 shares of
     original convertible preferred stock at December
     31, 1998 and 1997 and 1,090,843 shares of
     common stock at December 31, 1998 and 1997                          ( 1,726,549)       ( 1,726,549)
                                                                         -----------       ------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          $ ( 7,789,545)     $ ( 2,065,003)
                                                                         -----------        -----------

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $   7,841,919       $ 10,443,326
                                                                         ===========         ==========

  The accompanying notes are an integral part of these consolidated financial statements.


                               QUADRAX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,




                                                                  1998                1997
                                                                  ----                ----
Net sales                                                    $ 17,308,846        $ 11,397,646

Cost of goods sold                                             16,050,607           9,973,257
                                                         ----------------       --------------

         Gross Profit                                           1,258,239           1,424,389

Operating Expenses
------------------

Selling, general and administrative                             2,407,662            1,254,991
                                                         ----------------       --------------

         Income (Loss) From Operations                       (  1,149,423)            169,398

Other Income (Expenses)
-----------------------
   Interest expense                                          (    430,947)      (     264,469)
   Other income (expense)                                           - 0 -               8,598
                                                         ----------------       --------------

         Loss From Continuing Operations                     (  1,580,370)      (      86,473)

Loss from discontinued operations                            (  1,719,664)         (10,376,633)

Loss from disposal of assets                                 (  1,709,960)               - 0 -
                                                         ----------------       --------------

         NET LOSS                                           $(  5,009,994)        $(10,463,106)
                                                         ================       ==============


Basic Loss Per Common Share
---------------------------
   Continuing operations                                    $(       0.04)  $            - 0 -
   Discontinued operations                                   (       0.08)     (          0.26)
                                                         ----------------       --------------

                                                            $(       0.12)    $(          0.26)
                                                         ================       ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     44,453,334          39,751,478
                                                         ================       ==============

----------------------------------
1 Reclassified to conform to current period presentation.

  The accompanying notes are an integral part of these consolidated financial statements.


                               QUADRAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                                     1998                 1997
                                                                                     ----                 ----
Cash Flows From Operating Activities
------------------------------------
   Net loss                                                                        $(5,009,994)        $(10,463,106)

Adjustments to reconcile net income
  to net cash used in operating activities:

     Depreciation and amortization of property and equipment                           595,105            1,001,925
     Amortization of intangibles                                                        21,815               26,096
     Amortization of deferred expense                                                                       504,193
     Common stock issued for stock                                                                      (    64,264)
     Common stock issued for expenses                                                                        99,500
     Common stock issued for interest                                                                       848,201
     Debt issued for interest                                                                               787,500
     Non cash severance pay                                                                                  48,960
     Write down of restructured assets                                                                      405,479
     Decrease in other assets                                                                               260,264
     Net asset changes on disposition of assets                                      2,016,928              248,493
     Reduction for common stock not issued                                          (  714,548)

Effect on cash flows of changes in assets and liabilities:

     Accounts receivable                                                               241,325              127,707
     Inventories                                                                       915,257          (   492,325)
     Prepaid expenses and other                                                     (1,170,650)              16,809
     Accounts payable and accrued expenses                                           2,447,924            1,085,190
                                                                                     ---------            ---------
        Net Cash Used in Operating Activities                                       (  656,838)         ( 5,559,378)
                                                                                    ----------            ---------
Cash Flows From Investing Activities
------------------------------------
     Capital expenditures, net of acquisition                                       (   26,610)         (   741,630)
     Other intangible assets purchased                                                                  (    43,953)
     Payments for business acquired, net of cash acquired                                               (   710,165)
                                                                                     ---------            ---------
        Net Cash Used in Investing Activities                                       (   26,610)         ( 1,495,748)
                                                                                   -----------          -----------

Cash Flows From Financing Activities
------------------------------------

     Proceeds from exercise of common stock options                                                          74,086
     Net proceeds from sale of stock and warrants                                                           361,780
     Issuance of debt instruments                                                    1,550,000              923,297
     Issuance of convertible debt, net of costs                                                           4,796,896
     Payment of note to related party
     Repayment of debt                                                              (  874,789)         (   247,954)
                                                                                    ----------         ------------

        Net Cash Provided by Financing Activities                                      675,211            5,908,105
                                                                                    ----------          -----------

               NET DECREASE IN CASH AND EQUIVALENTS                                 (    8,237)         ( 1,147,021)


               CASH AND EQUIVALENTS - BEGINNING OF PERIOD                               53,042            1,200,063
                                                                                   -----------          -----------
               CASH AND EQUIVALENTS - END OF PERIOD                               $     44,805       $       53,042
                                                                                   ===========        =============

                               QUADRAX CORPORATION
                      CONSOLIDATED STATEMENTs OF CASH FLOWS
                                   (CONTINUED)



Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     Cash Paid For:
                                       1998                        1997
                                       ----                        ----

         Interest                     $430,947                     $292,472


Supplemental Schedule of Significant Noncash Transactions
---------------------------------------------------------

1998:  None

1997: The Company issued 11,841,132 shares of its common stock in exchange for the cancellation of $4,460,800 of its convertible debentures and approximately $783,000 of imputed interest expense.

     The Company issued 175,000 shares of its common stock for payment of $99,500 of accrued liabilities and expenses.

     The Company disposed of its wholly-owned subsidiaries Lion Golf of Oregon, Inc. (Lion Golf), and McManis Sports Associates, (McManis) by Lion Golf's former principal shareholder assuming the responsibility for all of Lion Golf's indebtedness including $752,376 in notes payable.

     The Company issued 119,323 shares of the common stock in payment of $64,748 of interest.

     The Company canceled notes given to and held by officers for exercise of stock options which were by their terms payable by return of the shares exercised or by cash in the amount of $600,580. The returned 968,500 shares were added to treasury stock and the 968,500 options were reinstated.






   The accompanying notes are an integral part of these consolidated financial statements.


                               QUADRAX CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                            Common Shares
                                                                                                     Common     Additional Paid
                                                                    Issued         Outstanding        Stock       In Capital
                                                                    ------         -----------        -----       ----------
Balances, December 31, 1996                                        32,712,852        32,680,817       $298         $68,701,531

Treasury stock acquired from cancellation of notes                                (      90,308)
 Receivable pursuant to the note's provisions                                      (    968,500)
 Note cancelled as part of severance package
 Note of Lion which was distributed
  as part of disposition
Common stock issued for services performed                            175,000           175,000          2              99,500
Exercise of common stock options                                      108,950           108,950          1              74,086
Conversion of convertible instruments
 Issuance of stock for interest                                       119,323           119,323          1              64,748
 Warrants exercised                                                   862,500           862,500          8             361,780
 Convertible debentures                                            11,841,132        11,841,132        107           5,244,253
Amortization of unearned compensation
  and deferred expenses
Expenses incurred in raising of capital                                                                            (   663,904)
Net loss for the year
                                                                   -----------     ------------        ---------     -----------
Balances, December 31, 1997                                        45,819,757        44,728,914       $417         $73,881,994
Adjustment for common stock never issued                        (     275,580)    (     275,580)     (   3)     (      714,545)
Net loss for the year
                                                                   -----------     ------------        ---------     -----------

Balances, December 31, 1998                                        45,544,177        44,453,334       $414         $73,167,449
                                                                   ==========        ==========        ===          ==========


                                                                                   Retained
                                                                                   Treasury          Deferred         Unearned
                                                                  (Deficit)         Stock            Expense       Compensation
                                                                  ---------         -----            -------       ------------
Balances, December 31, 1996                                       $(63,757,759)   $(1,125,969)        $(270,000)      $(234,193)

Treasury stock acquired from cancellation of notes
 Receivable pursuant to the note's provisions                                        (600,580)
 Note cancelled as part of severance package
 Note of Lion which was distributed
  as part of disposition
Common stock issued for services performed
Exercise of common stock options
Conversion of convertible instruments
 Issuance of stock for interest
 Warrants exercised
 Convertible debentures
Amortization of unearned compensation
  and deferred expenses                                                                                 270,000         234,193
Expenses incurred in raising of capital
Net loss for the year                                              (10,463,106)
                                                                   -----------     ------------        ---------     -----------

Balances, December 31, 1997                                       $(74,220,865)   $(1,726,549)      $      - 0 -    $      - 0 -
Adjustment for common stock never issued
Net loss for the year                                             (  5,009,994)
                                                                   -----------     ------------        ---------     -----------

Balances, December 31, 1998                                       $(79,230,859)   $(1,726,549)     $       - 0-     $      - 0 -
                                                                    ==========      =========       ============     ===========




                                                                Notes
                                                             Receivable
                                                            From Related
                                                               Parties            Total
                                                               -------            -----
Balances, December 31, 1996                                   $(623,092)      $  2,690,816

Treasury stock acquired from cancellation of notes
 Receivable pursuant to the note's provisions                   600,580              - 0 -
 Note cancelled as part of severance package                     48,960             48,960
 Note of Lion which was distributed
  as part of disposition                                         37,812             37,812
Common stock issued for services performed                                          99,502
Exercise of common stock options                              (  64,260)             9,827
Conversion of convertible instruments
 Issuance of stock for interest                                                     64,749
 Warrants exercised                                                                361,788
 Convertible debentures                                                          5,244,360
Amortization of unearned compensation
  and deferred expenses                                                            504,193
Expenses incurred in raising of capital                                      (     663,904)
Net loss for the year                                                          (10,463,106)
                                                             -----------        -----------

Balances, December 31, 1997                               $       - 0 -      $(  2,065,003)
Adjustment for common stock never issued                                     (     714,548)
Net loss for the year                                                         (  5,009,994)
                                                             -----------       ------------

Balances, December 31, 1998                               $       - 0 -      $(  7,789,545)
                                                             ============       ===========

                               QUADRAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS - Quadrax Corporation, (the "Company"), was incorporated in Delaware on March 6, 1986 and prior to fiscal year 1995 was a development stage company. The Company's business was to design, develop, fabricate and sell fiber-reinforced thermoplastic polymer composite materials ("Quadrax Composites") and products manufactured from these materials.

     On May 7, 1997, the Company acquired all of the outstanding stock of Victel, Inc., a Delaware corporation, whose sole asset was all the outstanding stock of Victor Electric Wire and Cable, Inc. ("Victor"), a New York corporation, for $720,000 in cash and assumption of approximately $2,840,000 of existing bank debt. The Company accounted for this acquisition using the purchase method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. This treatment resulted in all cost being assigned to the assets acquired.

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

     Due to the Company's inability to obtain sufficient financing and subsequent filing of Chapter 11 bankruptcy (see note 2), the Company discontinued its composite materials divisions during the latter part of 1997, and disposed of substantially all of its assets during 1998. The Victor Electric Wire and Cable, Inc. division continues to operate as usual.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Quadrax Corporation (the Company) and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

REVENUE RECOGNITION - Revenue from product sales are recognized upon shipment to customers. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The recorded amounts of financial assets and liabilities at December 31, 1998 and 1997 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization, or, in the case of debt, because the debt is at interest rates competitive with those that would be available to the Company in the current market environment.

CASH EQUIVALENTS - The Company considers all short-term investments, consisting of money market funds and certificates of deposit, with original maturities of three months or less, to be cash equivalents for purposes of the statement of cash flows.

CONCENTRATION OF CREDIT RISK - The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Sales to two major customers accounted for approximately 58% and 46% of total sales for the years ended 1998 and 1997, respectively.

                               QUADRAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



INVENTORIES - Inventories are valued at the lower of first-in, first-out cost or market (FIFO) method, except for copper inventory which is valued by the last-in, first-out (LIFO) method and finished goods which are valued at standard cost which approximates the lower of cost or market.

PROPERTY AND EQUIPMENT - Deprecation is provided on straight-line and accelerated methods over the estimated useful lives of the assets, ranging from three to ten years. Amortization of leasehold improvements is provided on the straight-line method over the remaining term of the lease.

PATENTS - The Company capitalizes certain patent costs related to patent applications. The costs of these assets are amortized using the straight-line method over the lesser of the useful life of the asset or its statutory life. Costs relating to patent applications are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. As part of the discontinuance and disposal of the Company's composite manufacturing division, all patents have been disposed of.

CONVERTIBLE SECURITIES CONVERSION DISCOUNT - The discount to market value rights on conversion of convertible debentures to common stock is recorded as interest expense over the period from the sale of the debentures to the first conversion date, while for convertible preferred stock the conversion discount is recorded as a preferred stock dividend.

STOCK BASED COMPENSATION - The Company accounts for stock options as prescribed by APB Opinion No. 25 and includes pro forma information in the stock options footnote, as permitted by Statement of Financial Accounting Standards No. 123.

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" which was adopted prior to fiscal 1994. Under Statement 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as well as net operating loss carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

NET LOSS PER COMMON SHARE - Basic net loss per share is based on the weighted-average number of shares outstanding each year. Exercise of stock options and warrants were not used in the calculation of the net loss per share since the effect would be anti-dilutive.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               QUADRAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)





IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because the Company does not employ derivatives, management believes that the adoption of the new statement will have no effect on earnings or the financial position of the Company.

RECLASSIFICATIONS - The consolidated balance sheets, statements of operations, statements of cash flows and notes to consolidated financial statements have been restated to conform to current year presentation.

     The consolidated statements of operations for each of the years in the two year period ended December 31, 1998 have been restated to segregate the net results of continued and discontinued operations.

NOTE 2 - BANKRUPTCY PROCEEDINGS

     On February 27, 1998, (the "Petition Date"), the Company filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court in the District of Rhode Island. The Company's wholly owned subsidiaries Victor and Victel were not party to the bankruptcy filing on the Petition Date. Pursuant to the filing of the voluntary petition, the Company filed a plan for financial reorganization in December, 1998.

     At the time of the Chapter 11 Bankruptcy, Quadrax was prohibited from paying and creditors were prohibited from attempting to collect claims or debts arising prior the Petition Date without approval of the Bankruptcy Court. The primary objective of the Company during the Chapter 11 Bankruptcy was to develop a Reorganization Plan, (the "Plan") which with the concurrence of its creditors would allow the Company to operate without the supervision of the Bankruptcy Court. Such a plan was developed and approved by the United States Bankruptcy Court on October 21, 1999, with an effective date of November 5, 1999.

     The implementation of the Plan calls for the following:

     (1) The merging of Victel and Victor into the Company with the assets and liabilities of Victel and Victor being assumed by the Company.

     (2)  Payment in full to certain creditors of approximately $260,512.

                               Quadrax corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     (3) The general unsecured creditors of the Company holding allowed claims of approximately $6,744,130 receiving 11,500,000 newly issued shares, 46% of the outstanding new common stock, on a pro-rata basis, plus cash equal to their pro-rata portion of $500,000 held in escrow. Pond Equities, Inc. (Pond), a licensed NASDAQ dealer, located in New York, New York has offered to purchase from the unsecured creditors all or part of the 11,500,000 shares issued for $0.05 per share with no commissions payable by such creditors, provided such shares are tendered within one year of the confirmation date of the Plan. Payments for these shares tendered within one year are guaranteed by an irrevocable letter of credit in the amount of $575,000 issued by Chase Manhattan Bank.

              The total pre-petition claims of approximately $7,004,642 has been recorded as "liabilities subject to compromise" in the balance sheet.

     (4) The existing shareholders of the Company, approximately 11,000 beneficial owners, currently holding 44,453,334 shares of common stock, receiving 1,250,000 shares of newly issued stock, 5% of the common stock of the Company on a pro-rata basis. All outstanding warrants have been cancelled.

     (5) For the payment of $100,000, the Company is issuing 12,250,000 new shares, 49% of the outstanding new common stock shares of the Company ("the Private Placement Securities"), to a third party private investor group. These Private Placement Securities are restricted securities within the meaning of the Securities Act of 1933, as amended. The Private Investor Group after the effective date of the Plan may resell these restricted securities without registration in accordance with Rule 144 promulgated under the Securities Act of 1933 as amended. The Private Investor Group acquiring the Private Placement Securities will be entitled to contractual transferable anti-dilution rights such that in the event the Company issues additional shares of stock, the Private Investor Group will also be issued additional shares of stock so that they continue to have a 49% interest in the total outstanding shares of the Company. Additionally, the Private Investor Group will have demand registration rights for the Private Placement Securities on Form S-3 starting when the Company becomes eligible to use such form under the Securities Act of 1933, as amended. The Private Investor Group will also be entitled to "piggy-back" registration rights for the Private Placement Securities.

     (6) The Company continuing the Quadrax Composites business by leasing equipment that is used to manufacture and produce its thermoplastic tape to an outside third party manufacturer who will utilize the tape produced to build their own unique product. The Company will receive fees equal to $0.50 per pound for thermoplastic tape produced by the lessee and sold to other users of the tape. It is expected that this agreement will insure the continuation of the Company's Quadrax Composites business and will add the support of a substantial end user of its thermoplastic tape to further the marketing strength of Quadrax Composites.

                               QUADRAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(7) The Company issuing Note Obligations ("Notes") for all advances from the Private Investor Group. These Notes shall be repayable, contingent on the Company meeting various financial covenants, and bear interest at a rate of 8% per annum until maturity. The Notes will be collateralized by all the assets of the Company, but will be subordinated to the security interest of the Company's primary lender, Congress Financial Corporation. Through December 31, 1998, the Company has received $1,550,000 in cash pursuant to the Note Obligations.

(8) The Company maintaining so-called Directors and Liability Insurance, including company reimbursement, in the amount of at least $5,000,000 ("D&O Insurance") for the protection of the former and current officers and directors of the Company. The Company has purchased continued D&O Insurance coverage for former and current officers and directors of the Company.

(9) That all claims and debts against the Company originating prior to the Petition Date which were not accepted by the Company during the Chapter 11 Bankruptcy are dismissed and are no longer a liability of the Company.

NOTE 3 - INVENTORIES

     Inventories consist of the following:

                                                        December 31,

                                                1998                 1997
                                                ----                 ----

     Raw materials                          $   460,136           $1,091,747
     Work in progress                           442,185                - 0 -
     Finished goods                             590,612            1,316,443
                                             ----------            ---------

                                             $1,492,933           $2,408,190
                                              =========            =========

NOTE 4 - ATTORNEYS ESCROW

     Attorneys escrow represents amounts held by the Company's bankruptcy attorneys to be used to pay all pre-petition liabilities as per the bankruptcy settlement and certain post petition liabilities.

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                         December 31,

                                                     1998        1997
                                                     ----        ----

     Machinery and equipment                      $3,272,001     $7,063,791
     Furniture, fixtures and office equipment        547,073        958,451
     Leasehold improvements                          120,255      1,179,563
                                                  ----------      ---------

                                                  $3,939,329     $9,201,805

     Less: accumulated depreciation                1,442,231      4,119,284
                                                   ---------      ---------

                                                  $2,497,098     $5,082,521
                                                   =========      =========

     Depreciation expense for the years ended December 31, 1998 and 1997, amounted to $595,105 and $1,001,925, respectively.

                               QUADRAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE 6 - DEBT

     Long-term debt consists of the following:

                                                                       December 31,

                                                                1998           1997
                                                                ----           ----
     Note payable - bank revolver                             $2,244,611     $2,647,286
     Note payable - bank term loans                              701,336        823,334
     Equipment notes payable, secured by the equipment             - 0 -        135,116
     Other non-interest bearing note                               - 0 -        215,000
     Notes payable - private investor group                    1,550,000          - 0 -
                                                               ---------    -----------

                                                              $4,495,947     $3,820,736

     Less:  Current maturities                               (   206,920)    (1,109,515)
                                                              ----------      ---------

                                                              $4,289,027     $2,711,221
                                                               =========      =========


     The Company's wholly owned subsidiary, Victor Electric Wire and Cable, Inc. ("Victor"), a New York corporation, has a $5,000,000 loan agreement with Congress Financial Corporation, ("Congress"). The loan arrangement with Congress provides for a three-year revolving credit facility of up to $3,550,000, a $950,000 fully amortizing five-year term loan and an equipment financing facility of up to $500,000, also based upon a five-year fully amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The Company has guaranteed all of the obligations of Victor to Congress. As of December 31, 1998 and 1997, the total amount due Congress, pursuant to this loan agreement, was $ 2,945,947 and $3,470,620, respectively.

     This Agreement is secured by substantially all of Victor's assets including, but not limited to, inventories, receivables, and property and equipment. The amount available under the revolving loan is limited by a formula based on accounts receivable and inventories. The Company intends that approximately $2,000,000 would remain outstanding under this agreement for an uninterrupted period extending beyond one year from December 31, 1998 and 1997. As a result, this amount under the revolving loan agreement has been classified as long-term debt.

NOTE 7 - CONVERTIBLE DEBENTURES PAYABLE

     In February 1997, the Company issued $3,211,000 of its Convertible Debentures with interest payable at 8% per annum. At December 31, 1997, the holders of these convertible debentures had converted $3,061,000 of the debentures into 7,925,224 shares of common stock of the Company.

     In August 1997, the Company issued 1,500,000 of its convertible debentures with interest payable at 8% per annum. At December 31, 1997, the holders of these convertible debentures had converted none of the debentures into shares of common stock.

     In October 1997, the Company issued an additional $750,000 of these convertible debentures which are convertible into shares of common stock of the Company under similar terms and conditions as outlined above. At December 31, 1997, the holder of these convertible debentures had converted none of the debentures into shares common stock of the Company.

                               QUADRAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     The imputed interest on the outstanding debentures as of December 31, 1997, amounting to approximately $788,000, has been reflected as part of the convertible debenture obligation. Such interest is due and payable, upon conversion or retirement of the debentures.

     For the year ended December 31, 1998, all convertible debentures payable have been reclassified to liabilities subject to compromise, in accordance with the bankruptcy settlement provisions.

NOTE 8 - STOCKHOLDERS' EQUITY

     The Company's capital structure is as follows:

     Original Convertible Preferred Stock, $.01 par value, - 0 - and - 0 - shares authorized at December 31, 1998 and 1997, - 0 and - 0 - shares issued and outstanding at December 31, 1998 and 1997, respectively. All shares of Original Convertible Preferred Stock were converted into common stock, which was then redeemed by the Company for a normal consideration.

     Class A Convertible Preferred Stock, Series A, $10.00 par value, 300,000 shares authorized at December 31, 1998 and 1997, and - 0 - shares issued and outstanding at December 31, 1998 and 1997. Class A Convertible Preferred Stock, Series B, $0.01 par value, 7,000 shares authorized at December 31, 1998 and 1997, and - 0 - shares issued at December 31, 1998 and 1997.

     Common Stock, $.000009 par value, 90,000,000 shares authorized December 31, 1998 and 1997, 45,544,177 and 45,819,757 shares issued at December 31, 1998 and
1997, respectively, and 44,453,334 and 44,728,914 shares outstanding at December 31, 1998 and 1997, respectively.

     As part of the bankruptcy settlement, all outstanding warrants and options were cancelled.

NOTE 9 - STOCK OPTION PLANS

     The Company had three stock option plans; a 1989 Plan, a 1993 Plan and a 1994 Plan. The 1989 Plan has been terminated.

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

                               QUADRAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     The Company follows APB Opinion 25, Accounting for Stock Issued to Employees, to account for stock option and employee stock purchase plans. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS Statement 123, Accounting for Stock-Based Compensation, pro forma net income and earnings per share would have been:
                                                          Year ended
                                                             1997
                                                             ----

     Pro forma net loss                                 $11,130,442
     Pro forma loss per share                       (          0.28)

     The weighted-average Black-Scholes value of options granted under the stock option plans during 1997 was $0.41. Value was estimated using an expected life of 18 months, no dividends, volatility of 110% and risk free weighted average interest rates of 6.42% in 1997.

     As part of the bankruptcy settlement, all outstanding stock options have been cancelled. Therefore no pro forma information is being provided for the year ended 1998.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

A) RENT - The Company is obligated under a real property operating lease, expiring on December 31, 2001, for the premises it occupies in West Warwick, Rhode Island.

              Minimum future annual rental payments excluding payments, for real estate tax and other costs, are as follows:

              December 31,

                   1999                               $250,000
                   2000                                250,000
                   2001                                250,000

          Rent expense charged to operations for the years ended December 31, 1998 and 1997 amounted to $249,268 and $149,832, respectively.

     B) COPPER CONTRACTS - The Company's wholly owned subsidiary Victor Electric Wire and Cable, Inc. maintains medium-term supply arrangements for all its copper needs in the form of purchase orders issued to copper suppliers covering projected eight-month requirements.

     C) UNION CONTRACT - The Company has an agreement with the International Brotherhood of Electrical Workers Trade Union, which terminates on April 7, 2000. The agreement covers all non office personnel.

     D) DEFINED CONTRIBUTION PLAN - The Company has a defined contribution plan (401K) for substantially all employees over the age of 21 not covered under collective bargaining agreements. All employees with at least three months of service to the Company can contribute a percentage of their gross salaries limited to Internal Revenue Service regulations. The Company contributes to this plan as a match of the employees' contributions limited to 2 1/2%. Expenses recorded under this plan amounted to $100,863 and $104,694 for the years ended December 31, 1998 and 1997, respectively.

                               QUADRAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     E) PRODUCT LIABILITY - Victor is subject to product liability litigation on a recurring basis from persons suffering shocks from electrical appliances and other product failures. Victor maintains insurance coverage against such liabilities in amounts, which in the opinion of management, are adequate against the risks assumed.

     F)   LEGAL  PROCEEDINGS  - From time to time,  the  Company  and Victor are
          involved  in  litigation   relating  to  claims  arising  out  of  its
          operations in the normal course of business.

     G) EMPLOYMENT CONTRACTS - As part of the bankruptcy proceedings at December 31, 1998, all employment contracts entered into by Quadrax Corporation have been canceled.

NOTE 11 - INCOME TAXES

     Due to net losses incurred by the Company in each year since its inception, no provision for income taxes has been recorded. The Company has net operating loss carryforwards in the amount of approximately $71,300,000 and $66,312,000 and research and development tax credit carryforwards in the amount of $325,000 at December 31, 1998 and 1997. These carryforwards expire at various times from 2002 to 2013. During 1997, additional loss carryforwards, in the amount of $1,469,000, were acquired in the purchase of Victor Electric Wire and Cable, Inc.

     The relationship of tax expense to loss before income taxes differs from the U.S. statutory rate primarily because of the net operating loss carryforward. A valuation allowance has been recognized to offset net deferred tax assets which consist primarily of the tax benefits associated with the net operating losses, since the realization of tax benefits of net operating loss carryforward is not assured. The valuation allowance has been increased by $1,894,000 and $4,495,000 in 1998 and 1997, respectively, to recognize the increases in deferred tax benefits that may not be fully realized prior to expiration.

                                                        December 31,

                                             1998                      1997
                                             ----                      ----

     Deferred tax assets:

       Net operating loss                    $28,377,000          $26,392,000
       Other                                   1,700,000            1,700,000
                                             -----------          -----------
                                              30,077,000           28,092,000

       Less valuation allowance               29,776,000           27,882,000
                                              ----------           ----------
       Total deferred tax assets                 301,000              210,000

     Deferred tax liabilities:

       Other                               (     301,000)       (     210,000)
                                            ------------         ------------

       Net deferred taxes              $           - 0 -    $           - 0 -
                                        ================     ================

                               QUADRAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)





NOTE 12 - DISCONTINUED OPERATIONS

     The Company ceased certain operations of its Quadrax (Composite) division during 1998 and disposed of certain of its assets. Information attributable to loss from these discontinued operations is summarized as follows:


                                                                              December 31,

                                                                       1998                 1997
                                                                       ----                 ----
     Loss from discontinued operations:

     Sales                                                          $     95,802         $  2,522,956
                                                                     -----------          -----------

     Cost of goods sold                                                  945,601            3,869,765
     Selling, general and administrative                                 657,667            6,976,243
     Restructuring costs (a)                                               - 0 -            1,270,000
     Depreciation and amortization                                       212,198              783,581
                                                                      ----------         ------------

     Total costs                                                       1,815,466           12,899,589
                                                                       ---------           ----------

     Loss from discontinued operations                               $(1,719,664)        $(10,376,633)
                                                                       =========           ==========

     The loss from disposal of assets is summarized as follows:

     Carrying value of assets disposed                                $2,103,826
     Less:  Net proceeds                                                 393,866

     Loss from disposal of assets                                    $(1,709,960)
                                                                     ===========

     (a) The 1997 litigation and restructuring reserves relate to the following:
(1) the cost of the pultrusion machine and deferred compensation agreements relating to the 1996 Vega, U.S.A. acquisition, $645,000; (2) costs relating to the divestiture of Lion Golf in May 1997, primarily goodwill, $200,000; (3) costs relating to the termination of the Wimbledon tennis racquet licensing relationship, $425,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         QUADRAX CORPORATION

                                  By:  /s/ James J. Palermo
                                       ---------------------------
                                          James J. Palermo
                                          President, and Chief Executive Officer
                                          (Principal Executive Officer and
                                           Principal Accounting and Financial
                                           Officer)

                                          Dated:  February 18, 2000


                                  By:  /s/ Abraham Backenroth
                                       ---------------------------
                                           Abraham Backenroth
                                           Director

                                          Dated:  February 18, 2000

                                  By:  /s/ David Bistricer
                                       ---------------------------
                                            David Bistricer
                                          Director

                                          Dated:  February 18, 2000


                                  By:
                                       ---------------------------
                                          Nachum Stein
                                          Director

                                          Dated:  February 18, 2000

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Annual Report on Form 10-KSB:


EXHIBIT
NO.        DESCRIPTION
---        ---------------------------------------------------------------------

2.1 Stock Purchase Agreement between Quadrax Corporation and Exeter Capital L.P. dated May 7, 1997 (20)

2.2 Second Amended Plan of Reorganization of E.B. Acquisition, L.L.C., filed jointly with the debtor Quadrax Corporation as confirmed by Judge Arthur N. Votolato, United States Bankruptcy Court for the District of Rhode Island, dated October 22, 1999

3.1        Certificate of Incorporation, as amended (11)

3.1(a)     Certificate of Designation of Class A Preferred Stock - Series B (13)

3.2        By-laws of the Company, as amended (4)

4.1        Specimen Common Share Certificate (1)

4.2        Securities  Purchase Agreement dated August 4, 1997 and Amendment No.
           1 dated August 22, 1997 between the Company and Sovereign Partners, L.P., and Amendment No. 2 between the Company and Dominion Capital Fund dated October 8, 1997, respectively.

4.3 Registration Rights Agreement dated August 4, 1997 between the Company and Sovereign Partners, L.P.

4.4        Form of $1,000,000 Convertible Debenture due August 4, 1999

4.5        Form of $750,000 Additional Debenture due August 1, 1999

4.6        Form of Warrant issued August 4, 1997

4.7        Specimen Certificate for Class C Warrants (11)

4.8 Form of Warrant Agreement with American Stock Transfer & Trust Company, as Warrant Agent for Class C Warrants (5)

4.9 Form of $3,600,000 Convertible Debenture bearing interest at the rate of 8% per annum due February 10, 1999 (13)

10.1 Form of Proprietary Information and Invention Agreement executed by certain employees of the Company (1)

10.2       1993 Stock Plan (7)

10.3       1994 Stock Option Plan (11)

10.4(a)    Agreement  and   Certificate   of  Limited   Partnership   of  A.S.C.
           Development, Inc./Quadrax Corporation Limited Partnership as General Partner with the Company as Limited Partner dated June 28, 1988. (3)

10.4(b) Building Sub-Lease dated October 5, 1993 between the Company and A.S.C. Development, Inc./Quadrax Corporation, L.P. (a Rhode Island limited partnership) (8)

10.4(c) Second Amendment to Limited Partnership Agreement and Certificate of A.S.C. Development, Inc./Quadrax Corporation Limited Partnership as General Partner with Quadrax Corporation as Limited Partner dated October 7, 1993. (8)

EXHIBIT
NO.        DESCRIPTION
---        ---------------------------------------------------------------------

10.5 Amendment to Partnership Agreement dated September 21, 1988 between the Company and A.S.C. Development, Inc. (3)

10.6 Equipment Sales Agreement between the Company and Phillips Petroleum Company dated September 9, 1992 (6)

10.7 License Agreement between the Company and Phillips Petroleum Company dated September 8, 1992 (6)

10.8       Stock  Purchase  Warrant  issued by the  Company to George  Beyts and
           Stock Purchase Warrants issued by the Company to Mohammed Manzur, each dated December 1, 1994 (15)

10.9 Commercial Lease between Coral Tree Commerce Center Associates as Landlord, and the Company, as Tenant, dated April 10, 1996 (11)

10.10 Key Employee Agreement dated January 1, 1996 between the Company and James J. Palermo. (12)

10.11 Key Employee Agreement dated January 1, 1996 between the Company and John McQuade (12)

10.12 Loan and Security Agreement between Victor Corporation and Congress Financial dated May 7, 1997 (14)

10.13 Lease between CRW Real Estate Partnership, as amended, and Victor Corporation dated as of October 31, 1995 (14)

10.14 Employment Agreement between Victor Electric Wire & Cable Corp. and John Palermo (15)

10.15 Chapter 11 Plan or Reorganization filed jointly by E.B. Acquisition LLC and Quadrax Corporation confirmed by the United States Bankruptcy Court of Rhode Island on October 21, 1999.

21.1       List of Subsidiary Corporations

99.1       Press Release dated April 15, 1998 (16)

99.2       Severance Policy of Quadrax Corporation dated January 1, 1997

  ----------------------------------------------------------------------------

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

5. Incorporated by reference from the Company's Registration Statement on Form S-2, File No. 33-40089, filed April 19, 1991.

6.   Incorporated   by  reference   from   Amendment  No.  3  to  the  Company's
     Registration Statement on Form S-3, File No. 33-48998, filed September 23, 1992.

7. Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 33-66348 filed October 8, 1993.

8. Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 2, 1994.

9. Incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended July 3, 1994.

10. Incorporated by reference from the Company's Form 8-K dated as of November 14, 1994.

11. Incorporated by reference from the Company's Amendment No. 1 to Form 10-K/A for the fiscal year ended December 31, 1994, filed April 25, 1995.

12. Incorporated by reference from the Company's Amendment No. 3 to Form 10-K/A for the fiscal year ended December 31, 1995, filed February 18, 1997.

13. Incorporated by reference from the Company's Amendment No. 1 to Form 10-KSB for the fiscal year ended December 31, 1996, filed October 24, 1997.

14. Incorporated by reference from the Company's Form 8-K/A Number 1 dated as of May 7, 1997.

15. Incorporated by reference from the Company's Form 10-QSB for the fiscal quarter ended June 30, 1997.

16.  Incorporated by reference from the Company's Form 8-K dated April 15, 1998.