Form 10QSB
period 1999-03-31
QUADRAX CORP
filed 2000-02-18
CIK 814273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

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

                                 (401) 821-1700
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of March 31,1999, there were outstanding 44,453,334 shares of Common Stock, par value $.000009 per share.

                                                                      Page No.
                                                                      --------
Part I - Financial Information


Item 1    Consolidated Financial Statements

           Consolidated  Balance Sheets at March 31, 1999 and at
           December 31, 1998 (Unaudited)                                   3

           Consolidated  Statements of Operations  for the three
           months  ended  March 31,  1999,  and  March 31,  1998
           (Unaudited)                                                     5

           Consolidated  Statements  of Cash Flows for the three
           months  ended  March 31,  1999,  and  March 31,  1998
           (Unaudited)                                                     6

           Notes   to    Consolidated    Financial    Statements
           (Unaudited)                                                     8

Item 2     Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                           12


Part II -  Other Information                                              15

Item 6     Exhibits and Reports on Form 8-K                               16


Signatures

                             Quadrax Corporation

                         Consolidated Balance Sheets
                                 (Unaudited)

                                    ASSETS


                                                    March 31,      December 31,
                                                       1999             1998
                                                    ---------        ---------
Current assets:
  Cash and cash equivalents                        $   38,071      $    44,805
  Accounts receivable, less allowances
    of $56,549 at March 31, 1999 and
    $113,805 at December 31, 1998                   2,518,405        2,105,556
  Inventories                                       1,784,563        1,492,933
  Attorney's escrow                                 1,316,185        1,000,184
  Other current assets                                183,989          566,386
                                                    ---------        ---------
                              TOTAL CURRENT ASSETS  5,841,213        5,209,864


Property, plant and equipment, net                  2,509,745        2,497,098


Other assets                                          109,089           65,495


Deferred assets, net                                   64,302           69,462
                                                   ----------       ----------

                                     TOTAL ASSETS $ 8,524,349      $ 7,841,919
                                                   ==========       ==========



     See accompanying notes to the consolidated financial statements.

                             Quadrax Corporation

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                March 31,       December 31,
                                                   1999             1998
                                                 ---------        ---------
Current liabilities not subject to compromise:
  Current portion of long-term debt           $    237,690       $   206,920
  Accounts payable                               3,071,831         3,608,858
  Accrued expenses                                 638,582           522,017
                                                 ---------         ---------
                    TOTAL CURRENT LIABILITIES    3,948,103         4,337,795


Liabilities subject to compromise                7,004,642         7,004,642

Long-term debt, less current portion             5,844,941         4,289,027

                                                 ---------         ---------
                            TOTAL LIABILITIES   16,797,686       15,631,464
                                                 ---------         ---------

Stockholders' equity:
  Common stock                                         414               414
  Additional paid-in capital                    73,167,449        73,167,449
  Retained earnings, deficit                   (79,714,651)      (79,230,859)
                                                 ---------        ----------
                                                (6,546,788)       (6,062,996)

Less: Treasury stock, at cost                   (1,726,549)       (1,726,549)
                                                 ---------          --------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)   (8,273,337)       (7,789,545)
                                                 ---------         ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 8,524,349       $ 7,841,919
                                                ==========         =========



      See accompanying notes to the consolidated financial statements.

                               Quadrax Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                 Three Months Ended March 31,
                           --------------------------------------
                                   1999                  1998
                                 ---------            ---------
NET SALES                       $3,531,308           $4,235,929

COST OF GOODS SOLD               3,326,117            4,226,354
                                 ---------             ---------
     Gross Profit                  205,191                9,575

OPERATING EXPENSES:
 Selling, general and
 administrative                    563,583              983,091
                                  --------            ---------
Income(Loss)
  from operations                 (358,392)            (973,516)


OTHER INCOME (EXPENSE):
Interest expense                  (132,850)            (212,787)
Other income, net                    7,450               31,582
                                  --------             --------
Income(Loss)
 Continuing Operations            (483,792)          (1,154,721)
Loss From
 Discontinued Operations              -0-              (964,000)
                                  --------             --------
     NET INCOME(LOSS)           ($ 483,792)         ($2,118,721)
                                 =========           ==========

NET LOSS PER COMMON SHARE           ($0.01)              ($0.05)
                                 =========           ==========
 WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING             44,453,334           44,453,334
                                 =========           ==========


 See accompanying notes to the consolidated financial statements.

                               Quadrax Corporation
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)



                                                  Three Months         Three Months
                                                      Ended                Ended
                                                  March 31, 1999      March 31, 1998
                                                 ---------------    ----------------
Cash flows from operating activities:
Net loss                                        ($  483,792)          ($2,118,721)
 Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation & amortization of fixed assets     107,291               251,211
    Amortization of intangibles                       5,160                 7,126
    Increase (decrease) in cash resulting from
       changes in:
       Accounts receivable                         (412,849)             (529,428)
       Inventories                                 (291,630)               36,951
       Prepaid expenses and other                    66,396               (68,784)
       Accounts payable and accrued expenses       (420,462)            1,595,970

                                                  -----------           -----------
 Net cash used in operating activities           (1,429,886)             (825,675)
                                                  -----------           -----------
Cash flows from investing activities:
 Capital expenditures, net                         (119,938)                   -0-
 Other intangible assets purchased                  (38,434)                   -0-
                                                 -----------            -----------
Net cash used in investing activities              (158,372)                   -0-
                                                 -----------            -----------
Cash flows from financing activities:
 Advances by private investor                       585,000                    -0-
 Issuance of debt                                 3,975,000               872,580
 Repayment of debt                                (2,978,476)             (50,520)
                                                 -----------            -----------
Net cash provided by financing activities          1,581,524              822,060
                                                 -----------             ----------
Net increase (decrease) in cash
  and cash equivalents                                (6,734)              (3,615)
Cash and cash equivalents at
  beginning of period                                 44,805               53,042
                                                 -----------            -----------
Cash and cash equivalents
  at end of period                               $    38,071           $   49,427
                                                 ===========             ==========
Supplemental cash flow information:
 Cash interest paid                              $    82,905           $  105,787
                                                 ===========             ==========



            See accompanying notes to the consolidated financial statements.

                              QUADRAX CORPORATION



                Consolidated Statements of Cash Flows (continued)
                           for the Three Months Ended
                       March 31, 1999 and March 31, 1998


Supplemental schedule of significant noncash transactions:


1999:

  None




1998:

  None

                              Quadrax Corporation

              Notes to Condensed Consolidated Financial Statements


1.        Significant Accounting Policies.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and March 31, 1998. The results of operations for the three month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1998.

2.        Debt

Note Payable - Revolver and Bank

The Company's wholly-owned subsidiary, Victor Electric Wire & Cable Corporation ("Victor"), a New York corporation, has entered into a $5,000,000 loan agreement with Congress Financial Corporation ("Congress"). The loan arrangement with Congress provides for a three-year revolving credit facility of up to $3,550,000, a $950,000 fully amortizing five-year term loan and an equipment financing facility of up to $500,000, also based upon a five year fully amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The Company has guaranteed all of the obligations of Victor to Congress. The total amount due Congress pursuant to this loan agreement was $3,699,203 and $2,945,947 as of March 31, 1999 and December 31, 1998,
respectively.

This Agreement is secured by substantially all of Victor's assets including, but not limited to, inventory, receivables, and fixed assets. The amount available under the revolving loan is limited by a formula based on accounts receivable and inventory. The Company intends that approximately $2,000,000 would remain outstanding under this agreement for an uninterrupted period extending beyond one year from March 31, 1999 and December 31, 1998. As a result, this amount under the revolving loan agreement has been classified as long-term debt.

Victor Corporation was notified of events of default on its Congress loan as a result of Quadrax Corporation filing for protection under Chapter 11 of the Bankruptcy Code on February 27, 1998 and the net worth covenant of the loan arrangement. The lender has not provided notice seeking acceleration of the loan.

3.        Stockholders' Equity

The Company's capital shares are as follows:

Class A Convertible Preferred Stock, $10.00 par value, 300,000 shares authorized at March 31, 1999 and December 31, 1998, and -0- shares issued and outstanding at March 31, 1999 and December 31, 1998.

Common Stock, $.000009 par value, 90,000,000 shares authorized March 31, 1999 and December 31, 1998, 45,544,177 shares were issued at March 31, 1999 and December 31, 1998, respectively, and 44,453,334, shares outstanding at March 31, 1999 and December 31, 1998, respectively. The treasury shares of 1,090,843 account for the difference in the issued and outstanding shares.

4.        Earnings Per Share

For the fiscal periods ending March 31, 1999 and March 31, 1998, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.

5.        Bankruptcy Proceedings

On February 27, 1998 (the "Petition Date"), the Company filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Rhode Island. The Company's wholly owned subsidiaries Victor and Victel were not party to the bankruptcy filing on the Petition Date. Pursuant to the filing of the voluntary petition, the Company filed a petition for financial reorganization in December 1998.

At the time of the bankruptcy filing, Quadrax was prohibited from paying and creditors were prohibited from attempting to collect claims or debts arising prior to the Petition Date without approval of the Bankruptcy Court. The primary objective of the Company during the Chapter 11 Bankruptcy was to develop a Reorganization Plan (the "Plan") which, with the concurrence of its creditors, would allow the Company to operate without the supervision of the Bankruptcy Court. Such a plan was developed and approved by the United States Bankruptcy Court on October 21, 1999, with an effective date of November 5, 1999.

THE IMPLEMENTATION OF THE PLAN CALLS FOR THE FOLLOWING:

(1) The merging of Victel and Victor into the Company with the assets and liabilities of Victel and Victor being assumed by the Company.

(2) Payment in full to certain creditors of approximately $260,512.

(3) The general unsecured creditors of the Company holding allowed claims of $6,744,130 receiving 11,500,000 newly issued shares, 46% of the outstanding new common stock, on a pro-rata basis, plus cash equal to their pro-rata portion of $500,000 held in escrow. Pond Equities, Inc. ( Pond ), a licensed NASDAQ dealer, located in New York, New York has offered to purchase from the unsecured creditors all or part of the 11,500,000 shares issued for $0.05 per share with no commissions payable by such creditors, provided such shares are tendered within one year of the confirmation date of the Plan. Payments for these shares tendered within one year are guaranteed by an irrevocable letter of credit in the amount of $575,000 issued by Chase Manhattan Bank. No creditor is required to tender their shares and the Company has not taken any position as to the adequacy of the Pond's offer.

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

(5) For payment of $100,000, the Company is issuing 12,250,000 new shares, 49% of the outstanding new common stock of the Company ( the Private Placement Securities ), to a third party private investor group (the "Private Investor Group"). These Private Placement Securities are restricted securities within the meaning of the Securities Act of 1933, as amended. The Private Investor Group after the effective date of the Plan may resell these restricted securities without registration in accordance with Rule 144 promulgated under the Securities Act of 1933, as amended. The Private Investor Group acquiring the Private Placement Securities will be entitled to contractual transferable anti-dilution rights such that in the event the Company issues additional shares of stock, the Private Investor Group will also be issued additional shares of stock so that the Private Investor Group continues to retain a 49% interest in the total outstanding shares of Company. Additionally, the Private Investor Group will have demand registration rights for the Private Placement Securities on Form S-3 commencing when the Company becomes eligible to use such form under the Securities Act of 1933, as amended. The Private Investor Group will also be entitled to piggyback registration rights for the Private Placement Securities.

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

 (7) The Company issuing a Note Obligation ("Note") for all advances from the Private Investor Group. This Note shall bear interest at a rate of 8% per annum until maturity. The Note will be collateralized by all the assets of the Company, but will be subordinated to the security interest of the Company's primary lender, Congress Financial Corporation. Through March 31, 1999, the Company has received $2,135,000 in cash pursuant to the Note Obligation of which $585,000 was received in the three months ending March 31, 1999.

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

ITEM II

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this Form 10-QSB are forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition and other risks.

BANKRUPTCY FILING

Since the Petition Date, the Company has operated as a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code. Accordingly, claims which were the subject of pre-petition litigation were stayed and those claims together with claims arising from pre-petition defaults and events of default caused by the filing of the petition were resolved in the bankruptcy proceedings. The bankruptcy case itself was resolved by a confirmation of a plan of reorganization proposed by the Company and agreed to by its creditors and confirmed by the United States Bankruptcy Court on October 21, 1999. (See Note
5. Bankruptcy Proceedings)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Total revenues recognized during the three months ended March 31, 1999 ("1999 Period") were $3,531,000, a decline of $705,000 from revenues of $4,236,000 for the three months ended March 31, 1998 ("1998 Period"). This decrease in sales is primarily attributable to the fact that one of the Company's large domestic customers did not place orders with the Company in this period as a result of their decision to stop using Victor's electric cords in their products.

Cost of goods sold for the 1999 Period of $3,326,000 decreased $900,000 in the three months ended March 31, 1999 compared to the three months ended March 31, 1998 from $4,226,000. The reason for this decrease is reflective of the change in the Company's product mix and the decrease in revenues.

Selling, general and administrative expenses incurred in the three months ended March 31, 1999 were $564,000 compared to $983,000 in the 1998 Period, a decrease of $420,000. The primary reason for this decrease is that the executive and administrative personnel of the Company's thermoplastic operation were no longer employed by the Company in the 1999 Period.

Interest expense for the 1999 Period was $133,000, which was a decrease of $80,000 compared to the 1998 Period of $213,000. The reason for this decrease is that the 1998 Period includes a charge for penalty interest of $75,000 pursuant to a contractual provision which required the Company to file with the Securities and Exchange Commission, and have declared effective, a registration statement covering the resale of shares of common stock issuable upon conversion of convertible debentures issued in fiscal 1997.

Other income decreased $24,000 in the 1999 Period to $7,000 from $31,000 in the 1998 Period, an insignificant fluctuation.

Loss for discontinued operations decreased $964,000 in the 1999 Period to zero. The reason for this decrease is that certain of the Company's thermoplastic operations were discontinued and accounted for during fiscal year 1998. (See
Note 5. Bankruptcy Proceedings)

The Company's net loss in the 1999 Period of $484,000 decreased $1,635,000 as compared to the 1998 Period, primarily for the reasons discussed above.

FINANCIAL  POSITION,  LIQUIDITY  AND CAPITAL  RESOURCES

At March 31, 1999, the Company had total assets of $8,524,349 and a stockholders deficit of $8,273,337. Current assets were $5,841,213 and current liabilities were $3,948,103, resulting in working capital of $1,893,110. The current liabilities reflect the outstanding liabilities of the Victor subsidiary and Quadrax Debtor-in-Possession post-petition liabilities. The liabilities subject to compromise, $7,004,642, represent the pre-petition liabilities of Quadrax Debtor-in-Possession that are eligible for compromise because they are either unsecured, disputed, contingent or under secured and subject to compromise in the Chapter 11 reorganization.

Cash and cash equivalents decreased by $7,000 from December 31, 1998 to $38,000 at March 31, 1999, an insignificant fluctuation.

Accounts receivable increased by $413,000, principally due to the operations gearing up for higher cyclical sales experienced during the mid and later quarters of the calendar year.

Inventories increased by $292,000. The reason for this is an increase in Victor's inventories due to build-up of product required for Victor's anticipated higher cyclical shipments during the mid and later quarters of the calendar year.

Attorney's escrow increased $316,000 to $1,316,000 at March 31, 1999. The reason for this reflects the collection by the Company of the proceeds from the auction of the Company's thermoplastic assets in the 1999 Period of approximately $400,000. Offsetting this collection was the payment of certain post petition liabilities as ordered by the Court.

Other current assets decreased $382,000 in the 1999 Period to $184,000 at March 31, 1999. The primary reason for this decrease is the remittance of the proceeds of the auction sale of the thermoplastic division's assets to the Company's bankruptcy attorney escrow account.

The current portion of long-term debt increased by $31,000 to $238,000 at March 31, 1999. The primary reason for this increase is the financing lease the Company entered into to pay for its new computer system and the related software.

Accounts payable and accrued expenses decreased by approximately $420,000. The reasons for this decrease include the payment by the Company of a portion of its post-petition thermoplastic liabilities incurred pursuant to court orders, which amount to approximately $100,000, and the payment by the Company of vendor's accounts payable, along with a reduction of amounts due vendors in the approximate amount of $300,000.

Liabilities subject to compromise amounted to approximately $7,005,000 at March 31, 1999 and December 31, 1998. These liabilities subject to compromise represent the pre-petition liabilities of Quadrax Debtor- in-Possession that are eligible for compromise because they are either unsecured, disputed, contingent or under secured and subject to compromise in the Chapter 11 reorganization. (See Note 5. Bankruptcy Proceedings)

Long term debt, net of the current portion, increased $1,556,000 to approximately $5,845,000 at March 31, 1999. The reason for this increase is the additional monies borrowed by the Company from the Private Investor Group pursuant to the Bankruptcy Reorganization, $585,000. The balance of the increase in long term debt primarily reflects additional borrowing from the Company's primary lender, Congress Financial Corporation, to fund working capital for the Company's seasonal business.

In  the  first  three  months  of  fiscal  1999,   capital   expenditures   were
approximately $120,000. These monies were used to purchase a new computer system and applicable software.

The Company generated revenues of approximately $3,531,000 in the first three months of fiscal 1999 and, as a result, operations were not a total source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. Net funds provided by financing activities in the first three months of fiscal 1999, after giving effect to the repayment of debt, totaled approximately $1,582,000, as compared to $822,000 during the three months ended March 31, 1998.

YEAR 2000 ISSUES

The Company initiated its efforts to obtain Year 2000 compliance in the information systems area in September 1997. The Company expects this project to be successfully completed on or about September 30, 1999. The internal and external expenses the Company incurred for the operational compliance on this project were not significant.

                               QUADRAX CORPORATION



 Part II - Other Information


Item     3. Defaults Upon Senior Securities

As of March 30, 1998, Quadrax was notified that the Bankruptcy filing by Quadrax Corporation, on February 27, 1998, caused an event of default on its Congress debt. The amount of the Congress debt outstanding at March 31, 1999 was approximately $3,699,203.

Item     5. Other Information

            None


Item     6. Exhibits and Reports on Form 8-K

            None



Exhibit  27. Financial Data Schedule

                               QUADRAX CORPORATION



                                   SIGNATURES




 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          QUADRAX CORPORATION

                   By: /s/ James J. Palermo
                       ------------------------
                           James J. Palermo
                           President and Chief Executive Officer
                           (Principal Executive Officer)

                           Dated:  February 18, 2000