Form 10QSB
period 1999-06-30
QUADRAX CORP
filed 2000-02-18
CIK 814273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1999

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

As of June 30, 1999, there were outstanding 44,453,334 shares of Common Stock, par value $.000009 per share.

                                                             Page
                                                             ----

Part I - Financial Information


Item 1    Consolidated Financial Statements

          Consolidated  Balance  Sheets at June 30, 1999 and at
          December 31, 1998 (Unaudited)                                        3

          Consolidated  Statements of Operations  for the three
          and six months  ended June 30, 1999 and June 30, 1998
          (Unaudited)                                                          5

          Consolidated  Statements  of Cash  Flows  for the six
          months   ended  June  30,  1999  and  June  30,  1998
          (Unaudited)                                                          6


          Notes   to    Consolidated    Financial    Statements
          (Unaudited)                                                          8


Item 2    Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                                12


Part II - Other Information

Item 6    Exhibits and Reports on Form 8-K                                    16


          Signature                                                           17

                              Quadrax Corporation

                     Consolidated Balance Sheets (Unaudited)


        ASSETS

                                                     June 30,       December 31,
                                                       1999            1998
                                                    ---------        ---------
Current assets:
  Cash and cash equivalents                        $   37,479      $    44,805
  Accounts receivable, less allowances
    of $56,549 at June 30, 1999 and
    $113,805 at December 31, 1998                   2,306,366        2,105,556
  Inventories                                       1,809,536        1,492,933
  Attorney's escrow                                 1,213,798        1,000,184
  Other current assets                                166,374          566,386
                                                    ---------        ---------
                              TOTAL CURRENT ASSETS  5,533,553        5,209,864


Property, plant and equipment, net                  2,380,115        2,497,098


Other assets                                          110,845           65,495


Deferred assets, net                                   59,052           69,462
                                                   ----------       ----------

                                     TOTAL ASSETS $ 8,083,565      $ 7,841,919
                                                   ==========       ==========


     See accompanying notes to the consolidated financial statements

                             Quadrax Corporation

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 June 30,        December 31,
                                                   1999             1998
                                                 ---------        ---------
Current liabilities not subject to compromise:
  Current portion of long-term debt           $    233,460       $   206,920
  Accounts payable                               2,830,323         3,608,858
  Accrued expenses                                 661,183           522,017
                                                 ---------         ---------
                    TOTAL CURRENT LIABILITIES    3,724,966         4,337,795


Liabilities subject to compromise                7,004,642         7,004,642

Long-term debt, less current portion             5,963,244         4,289,027

                                                 ---------         ---------
                            TOTAL LIABILITIES   16,692,852        15,631,464
                                                 ---------         ---------

Stockholders' equity:
  Common stock                                         414               414
  Additional paid-in capital                    73,167,449        73,167,449
  Retained earnings, deficit                   (80,050,601)      (79,230,959)
                                                 ---------        ----------
                                               ( 6,882,738)      ( 6,062,996)

Less: Treasury stock, at cost                   (1,726,549)       (1,726,549)
                                                 ---------          --------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)   (8,609,287)       (7,789,545)
                                                 ---------         ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 8,083,565       $ 7,841,919
                                                ==========         =========


      See accompanying notes to the consolidated financial statements


                               Quadrax Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                    Three Months Ended June 30,        Six Months Ended June 30,
                  ------------------------------     -----------------------------
                          1999          1998               1999           1998
                        ---------    ---------           ---------     ---------
NET SALES              $3,547,330    $4,670,245      $ 7,078,638     $ 8,906,174

COST OF GOODS SOLD      3,243,789     3,933,369        6,569,906       8,159,723
                        ---------     ---------        ---------      ----------
     Gross Profit         303,541       736,876          508,732         746,451


OPERATING EXPENSES:

Selling, general and
 administrative           479,440       620,453        1,043,023       1,603,544
                        ---------     ---------        ---------       ---------
Income(Loss)
  from operations        (175,899)      116,423         (534,291)       (857,093)



OTHER INCOME (EXPENSE):

Interest expense         (138,249)     (118,543)        (271,099)       (331,330)
Other, net                (21,802)      (13,196)         (14,352)         18,386
                         --------      --------         ---------       --------
Income(Loss)
 Continuing Operations   (335,950)      (15,316)        (819,742)     (1,170,037)
Loss From
 Discontinued Operations       -0-     (133,307)             -0-      (1,097,307)
                         --------      --------         ---------      ---------

     NET INCOME(LOSS)  ($ 335,950)    ($148,623)        ($819,742)   ($2,267,344)
                        =========     =========         =========      =========

NET LOSS PER COMMON SHARE  ($0.01)       ($0.00)           ($0.02)        ($0.05)
                        =========     =========         =========      =========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING    44,453,334    44,453,334        44,453,334     44,453,334
                        =========     =========         =========      =========


   See accompanying notes to the consolidated financial statements


                               Quadrax Corporation
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)


                                                                Six Months          Six Months
                                                                   Ended              Ended
                                                               June 30, 1999      June 30, 1998
                                                              ----------------   ----------------
Cash flows from operating activities:
Net loss                                                     ($  819,742)         ($2,267,344)
 Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation & amortization of fixed assets                  236,921              360,910
    Amortization of intangibles                                   10,320               14,250
    Provision for bad debt                                           -0-               40,000
    Increase (decrease) in cash resulting from changes in:
       Accounts receivable                                      (200,810)            (170,838)
       Inventories                                              (316,603)            (355,565)
       Prepaid expenses and other                                186,398               26,927
       Accounts payable and accrued expenses                    (639,369)           2,003,887

                                                             -----------          -----------
 Net cash used in operating activities                        (1,542,885)            (347,773)
                                                             -----------          -----------
Cash flows from investing activities:
 Capital expenditures, net                                      (119,938)              (4,668)
 Other intangible assets purchased                               (34,940)             (23,419)
                                                             -----------          -----------
Net cash used in investing activities                           (154,878)             (28,087)
                                                             -----------          -----------
Cash flows from financing activities:
  Advances by private investor                                 1,035,000                  -0-
 Issuance of debt                                              7,778,600              872,580
 Repayment of debt                                            (7,123,163)            (538,066)
                                                             -----------          -----------
Net cash provided by financing activities                      1,690,437              334,514
                                                             -----------          -----------
Net increase (decrease) in cash
  and cash equivalents                                            (7,326)             (41,346)
Cash and cash equivalents at
  beginning of period                                             44,805               53,042
                                                             -----------          -----------
Cash and cash equivalents
  at end of period                                           $    37,479          $    11,696
                                                             ===========          ===========

Supplemental cash flow information:
 Cash interest paid                                          $   166,357          $   211,636
                                                             ===========          ===========



            See accompanying notes to the consolidated financial statements

QUADRAX CORPORATION



                Consolidated Statements of Cash Flows (continued
                            for the Six Months Ended
                        June 30, 1999 and June 30, 1998


Supplemental schedule of significant noncash transactions:


1999:

  None




1998:

  None

                              Quadrax Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.        Significant Accounting Policies.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1999 and the results of operations for the six months ended June 30, 1999 and June 30, 1998. The results of operations for the six month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1998 and the Company's Form 10-QSB for the three months ended March 31, 1999.

2.        Debt

Note Payable - Revolver and Bank

The Company's wholly-owned subsidiary, Victor Electric Wire & Cable Corporation ("Victor"), a New York corporation, has entered into a $5,000,000 loan agreement with Congress Financial Corporation ("Congress"). The loan arrangement with Congress provides for a three-year revolving credit facility of up to $3,550,000, a $950,000 fully amortizing five-year term loan and an equipment financing facility of up to $500,000, also based upon a five year fully amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The Company has guaranteed all of the obligations of Victor to Congress. The total amount due Congress pursuant to this loan agreement was $3,222,892 and $2,945,947 as of June 30, 1999 and December 31, 1998,
respectively.

This Agreement is secured by substantially all of Victor's assets including, but not limited to, inventory, receivables, and fixed assets. The amount available under the revolving loan is limited by a formula based on accounts receivable and inventory. The Company intends that the monies required could remain outstanding under this agreement for an uninterrupted period extending beyond one year from June 30, 1999 and December 31, 1998. As a result, the amounts under the revolving loan agreement have been classified as long-term debt.

Victor Corporation was notified of events of default on its Congress loan as a result of Quadrax Corporation filing for protection under Chapter 11 of the Bankruptcy Code on February 27, 1998 and the net worth covenant of the loan arrangement. The lender has not provided notice seeking acceleration of the loan.

3.        Stockholders' Equity

The Company's capital shares are as follows:

Class A Convertible Preferred Stock, $10.00 par value, 300,000 shares authorized at June 30, 1999 and December 31, 1998, and -0- shares issued and outstanding at June 30, 1999 and December 31, 1998.

Common Stock, $.000009 par value, 90,000,000 shares authorized June 30, 1999 and December 31, 1998, 45,544,177 shares were issued at June 30, 1999 and December 31, 1998, respectively, and 44,453,334, shares outstanding at June 30, 1999 and December 31, 1998, respectively. The treasury shares of 1,090,843 account for the difference in the issued and outstanding shares.

4.        Earnings Per Share

For the fiscal periods ending June 30, 1999 and June 30, 1998, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.

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

(5) For payment of $100,000, the Company is issuing 12,250,000 new shares, 49% of the outstanding new common stock of the Company ( the "Private Placement Securities"), to a third party private investor group (the "Private Investor Group"). These Private Placement Securities are restricted securities within the meaning of the Securities Act of 1933, as amended. The Private Investor Group after the effective date of the Plan may resell these restricted securities without registration in accordance with Rule 144 promulgated under the Securities Act of 1933, as amended. The Private Investor Group acquiring the Private Placement Securities will be entitled to contractual transferable anti-dilution rights such that in the event the Company issues additional shares of stock, the Private Investor Group will also be issued additional shares of stock so that the Private Investor Group continues to retain a 49% interest in the total outstanding shares of Company. Additionally, the Private Investor Group will have demand registration rights for the Private Placement Securities on Form S-3 commencing when the Company becomes eligible to use such form under the Securities Act of 1933, as amended. The Private Investor Group will also be entitled to piggyback registration rights for the Private Placement Securities.

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

(7) The Company issuing a Note Obligation ("Note") for all advances from the Private Investor Group. This Note shall bear interest at a rate of 8% per annum until maturity. The Note will be collateralized by all the assets of the Company, but will be subordinated to the security interest of the Company's primary lender, Congress Financial Corporation. Through June 30, 1999, the Company has received $2,585,000 in cash pursuant to the Note Obligation of which $1,035,000 was received in the six months ending June 30, 1999.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

Total revenues recognized during the three months ended June 30, 1999 ("1999 Period") were $3,547,000, a decline of $1,123,000 from revenues of $4,670,000 for the three months ended June 30, 1998, ("1998 Period"). Total revenues recognized during the 1999 Period were $3,531,000, a decline of $705,000 from revenues of $4,236,000 for the 1998 Period. This decrease in sales is primarily attributable to the fact that one of the Company's large domestic customers did not place orders with the Company in this period as a result of their decision to stop using Victor's electric cords in their products.

Cost of goods sold for the 1999 Period of $3,244,000 decreased $690,000 compared to the 1998 Period from $3,933,000. The reason for this decrease is reflective of the change in the Company's product mix and the decrease in revenues.

Selling, general and administrative expenses incurred in the 1999 Period were $479,000 compared to $620,000 in the 1998 Period, a decrease of $141,000. The primary reason for this decrease is that the executive and administrative personnel of the Company's thermoplastic operation were no longer employed by the Company in the 1999 Period.

Interest expense for the 1999 period of $138,000 was an increase of $20,000 over the 1998 Period of $118,000. The reason for this increase is the advances made by the Private Investor Group to the Company during the fiscal 1999 quarter.

Other income increased $9,000 in the 1999 period to $22,000 from $13,000 in the 1998 Period, an insignificant fluctuation.

Loss for discontinued operations decreased $133,000 in the 1999 Period to zero. The reason for this decrease is that certain of the Company's thermoplastic operations were discontinued and accounted for during fiscal year 1998. (See
Note 5. Bankruptcy Proceedings)

The Company's net loss in the 1999 Period of $336,000 increased $187,000 as compared to the 1998 Period loss of $149,000 primarily for the reasons discussed above.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Total revenues recognized during the six months ending June 30, 1999 ("1999 Period") were $7,079,000, a decline of $1,828,000 from revenues of $8,906,000 for the 1998 Period. This decrease in sales is primarily attributable to the fact that one of the Company's large domestic customers did not place orders with the Company in this Period as a result of their decision to stop using Victor's electric cords in their products.

The cost of goods sold for the 1999 Period was $6,570,000, which represented 92.8% of sales. The cost of goods sold for the 1998 Period was $8,160,000, which represented 91.6% of sales. The primary reason for this decrease in gross margins in the 1999 Period is due to a change in the Company's product mix where the small appliance cordset products with their smaller profit margins comprised a larger portion of the Company's sales, as opposed to sales of power tool cordsets which generally produce higher profit margins.

Selling, general and administrative expenses ("SG&A") decreased by $561,000 in the 1999 Period to $1,043.000, compared to $1,604,000 in the 1998 Period. The primary reason for this decrease is that the executive and administrative personnel of the Company's thermoplastic operation were no longer employed by the Company in the 1999 Period.

Interest expense decreased $60,000 to $271,000 in the 1999 Period from $331,000 in the 1998 Period. The reason for this decrease is that the 1998 Period includes an accrual for penalty interest of $75,000 pursuant to a contractual provision which required the Company to file with the Securities and Exchange Commission, and have declared effective, a registration statement covering the resale of shares of common stock issuable upon conversion of convertible debentures issued in fiscal 1997.

Other net decreased $33,000 to an expense of $14,000 in the 1999 Period. The primary reason for this fluctuation was the monies the Company paid for remedial environmental work at its plant in West Warwick, Rhode Island.

Loss from discontinued operations decreased $1,097,000 in the 1999 Period to zero. The reason for this decrease is the termination of certain of the Company's thermoplastic operations which was accounted for in fiscal 1998. (See
Note 5 - Bankruptcy Proceedings).


The Company's net loss in the 1999 Period of $820,000 decreased by $1,448,000, as compared to the 1998 Period loss of $2,267,000, primarily for the reasons discussed above.

Financial Position, Liquidity and Capital Resources

At June 30, 1999, the Company had total assets of $8,083,565 and a stockholders deficit of $8,609,287. Current assets were $5,533,553 and current liabilities were $3,724,966, resulting in working capital of $1,808,587. The current liabilities reflect the outstanding liabilities of the Victor subsidiary and Quadrax Debtor-in-Possession post-petition liabilities. The liabilities subject to compromise, $7,004,642, represent the pre-petition liabilities of Quadrax Debtor- in-Possession that are eligible for compromise because they are either unsecured, disputed, contingent or under secured and subject to compromise in the Chapter 11 reorganization.

Cash and cash equivalents decreased by $7,000 from December 31, 1998 to $37,000 at June 30, 1999, an insignificant fluctuation.

Accounts receivable increased by $201,000, principally due to the operations gearing up for higher cyclical sales experienced during the mid and later quarters of the calendar year.

Inventories increased by $317,000. The reason for this is an increase in Victor's inventories due to build-up of product required for Victor's anticipated higher cyclical shipments during the mid and later quarters of the calendar year.

Attorney's escrow increased $214,000 to $1,214,000 at June 30, 1999. The reason for this reflects the collection by the Company of the proceeds from the auction of the Company's thermoplastic assets in the 1999 Period of approximately $400,000. Offsetting this collection was the payment of certain post petition liabilities as ordered by the Court.

Other current assets decreased $400,000 in the 1999 Period to $166,000 at June 30, 1999. The primary reason for this decrease is the remittance of the proceeds of the thermoplastic division assets auction sale to the Company's bankruptcy attorney escrow account.

The current portion of long-term debt increased by $27,000 due to the financing lease the Company entered into to pay for its new computer system and the related software acquired in the 1999 Period.

Accounts payable and accrued expenses decreased by $639,000. The primary reasons for this decrease include the payment by the Company of a portion of its post-petition thermoplastic liabilities incurred pursuant to court orders, which amounted to approximately $200,000, and the payment by the Company of past due vendor's accounts payable along with a reduction of past due amounts to vendors in the approximate amount of $400,000.

Liabilities subject to compromise amounted to $7,005,000 at June 30, 1999 and December 31, 1998. These liabilities subject to compromise represent the pre-petition liabilities of Quadrax Debtor-in-Possession that are eligible for compromise because they are either unsecured, disputed, contingent or under secured and subject to compromise in the Chapter 11 reorganization. (See Note 5. Bankruptcy Proceedings)

Long term debt, net of the current portion, increased $1,674,000 to approximately $5,963,000 at June 30, 1999. The reason for this increase is the additional monies in the amount of $1,035,000 borrowed by the Company from the Private Investor Group pursuant to the Bankruptcy Reorganization, The balance of the increase in long term debt reflects additional borrowing from the Company's primary lender, Congress Financial Corporation, to fund working capital for the Company's seasonal business.


In the first six months of fiscal 1999, capital expenditures were approximately $120,000. These monies were used to purchase a new computer system and applicable software.

The Company generated revenues of approximately $7,079,000 in the first six months of fiscal 1999 and, as a result, operations were not a total source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. Net funds provided by financing activities in the first six months of fiscal 1999, after giving effect to the repayment of debt, totaled approximately $1,690,000, as compared to $335,000 during the six months ended June 30, 1998.

YEAR 2000 ISSUES

The Company initiated its efforts to obtain Year 2000 compliance in the information systems area in September 1997. This project is expected to be completed on or about September 30, 1999. The internal and external expenses the Company incurred for the operational compliance on this project were not significant.

                               QUADRAX CORPORATION



Part     II - Other Information


Item     3. Defaults Upon Senior Securities

As of March 30, 1998, Quadrax was notified that the Bankruptcy filing by Quadrax Corporation, on February 27, 1998, caused an event of default on its Congress debt. The amount of the Congress debt outstanding at June 30, 1999 was approximately $3,222,892. The lender has not accelerated the loan.


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