Form 10KSB
period 1999-12-31
QUADRAX CORP
filed 2000-08-15
CIK 814273

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark one)


|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1999


         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934. For the transition period from         to
                                                    ---------  ---------

Commission File Number:  0-16052

                               QUADRAX CORPORATION
                 (Name of Small Business Issuer in Its Charter)


           DELAWARE                                            05-0420158
(State or other jurisdiction of                               (IRS Employer
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

618 MAIN STREET
WEST WARWICK, RHODE ISLAND                                         02893-0901
(Address of PrincipalExecutive Offices)                            (Zip Code)


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

Issuer's revenues for the most recent fiscal year: $14,535,819
                                                   -----------

As of March 31, 2000, the aggregate market value of the voting common equity held by non-affiliates was $2,341,541 computed by reference to the closing price of March 31, 2000, of $0.1875 on the Nasdaq Electronic Bulletin Board.

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes

As of March 31, 2000, there were outstanding 24,512,899 shares of Common Stock, par value $.000009 per share.

Transitional Business Disclosure Format (check one): Yes         No     |X|
                                                          -----      ------

                 Documents Incorporated by Reference: Yes |X| No

                           Forward Looking Statements

     Information  included in this Annual  Report on Form 10-KSB may  constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by Quadrax Corporation (herein referred to as the Company") involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: Bankruptcy Court actions or proceedings related to the bankruptcy, risks associated with changes in interest rates, commodity prices and other economic conditions, dependence on licenses, governmental regulations and actions by governmental authorities, inability of the Company to secure additional or sufficient financing, technological changes, intense competition, dependence on management and the outcome of litigation to which the Company is a party. See in particular the opening paragraphs in ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation for forward-looking statements contained herein to reflect any change in management's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS-GENERAL

     Quadrax Corporation (the "Company") was incorporated in Delaware on March 6, 1986. The Company's business is as a manufacturer and distributor of electric power cordsets and interconnect cables primarily for original equipment manufacturers ("OEMs") of small appliances.

     The Company currently sells its products to approximately 150 customers. Approximately 60% of sales are to nationally recognized OEMs such as Black and Decker, Hamilton Beach\Proctor-Silex, Bunn-O-Matic, Kirby, West Bend and Toastmaster. The balance of sales are to a combination of electronic, medical and interconnect device manufacturers.

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

     On May 7 1997, the Company purchased all of the outstanding stock of Victel, Inc. ("Victel") a Delaware Corporation whose sole asset was all of the outstanding stock of Victor Electric Wire and Cable ("Victor"), a New York corporation. Victor are a vertically integrated manufacturer of electric cables drawn from raw copper rods into fine wire and stranded heavier cables. The stranded cables are insulated with a PVC plastic and rubber compound and then molded to plugs to create the finished cordset product.

     Due to the Company's inability to obtain sufficient financing and the subsequent filing of Chapter 11 bankruptcy, the Company reconfigured its composite materials division during the latter part of 1997. The Victor Electric Wire and Cable division continues to operate.

     In February 2000 Victor merged with and into Victel under Section 907 of the New York Business Corporation Law. Victel then merged with and into the Company under Section 251 of the Delaware General Corporation Law.

MARKETS AND PRODUCT LINES

     The Company produces a wide variety of power supply cords (cordsets), insulated wire (bulk wire) and molded cable assemblies. The Company's products are produced only after customer orders are received and then custom manufactured to the customer's unique specifications. Wire products are supplied in a variety of colors and can be terminated by many styles of plugs and connections. The wire is rated for use in various temperature ranges up to 105(degree)C and plugs are available with designs for varied stress capacities. During the year ended December 31, 1999, two customers each accounted for more than 10% of total sales, with sales to both customers totaling approximately 50% of total sales. The Company presently relies on corporate purchase agreements, letters of intent and blanket orders for its one to three year production schedules. The Company's plans for future growth depend on the continued existence of these relationships with existing customers.

MARKETING, SALES AND DISTRIBUTION

    The Company sells primarily through sales representative organizations. Additionally, numerous "house" accounts are managed by an inside sales group. The Company's business is historically seasonal, with sales strongest in the months of May through September as its customers place orders for goods to be sold by them during the year-end holiday buying season. Accordingly, net revenues for the Company are typically strongest in the second and third quarters. As the Company's profitability significantly depends on sales made in the second and third quarters, the Company's operations could be materially adversely affected by an economic downturn in any second or third quarter. Net revenues in other quarters are generally lower and vary significantly as a result of customers' requirements for new types of electric power cordsets and other factors. There can be no assurance that the Company will achieve consistent profitability on a quarterly or an annual basis. The Company's management plans to target new market segments and develop new products to reduce seasonality and increase total sales.

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

MANUFACTURING

     The Company has been ISO 9002 certified since December 1996. The Company's electric cables are drawn from raw copper rods into fine wire and stranded into heavier cables. The stranded cables are insulated with a PVC plastic and rubber compound and then molded to plugs to create the finished product. Every component, except blades (prongs) and insulating compound, is manufactured by the Company at its plant. The Company produces a wide variety of cordsets which are all produced in response to a specific customer order.

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

     The Company is dependent on third party relationships with several suppliers of the raw materials necessary to its business. The Company does not presently have any long term supply agreements with its suppliers of copper or plastic and does not anticipate the execution of any long term agreements with these suppliers in the near future. The Company's management believes that the policy of purchasing copper on the market is reasonable, but there can be no assurance that this approach will be effective to adequately insulate the Company against copper price fluctuations. In respect to the supply of insulating compounds, management believes that it has alternative sources available to it in the event that its requirements change or its current suppliers are unable or unwilling to fulfill its needs. Nevertheless, there can be no assurance that alternative suppliers will be available upon terms comparable to its existing arrangements.

EMPLOYEES

         At December 31, 1999, the Company employed 178 employees of which 141 are represented by the International Brotherhood of Electrical Workers ("IBEW"). The Company and the union executed a three-year collective bargaining agreement in April 1997 that matured on April 7, 2000. The Company and the IBEW have orally agreed to extend the terms and conditions of the contract to October 7, 2000. Although management considers its labor relations to be excellent, there can be no assurance that the Company will be able to renew such agreement after its expiration or, if it is renewed, will be renewed on terms as favorable to the Company as those currently in existence. In addition, the Company's operations could be materially adversely affected in the event of an extended labor dispute.

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

     In June 2000, the Company was served with an eviction notice from the third-party landlord which alleges that the Company is in violation of its lease. While the Company maintains that it has not violated the lease, it is currently exploring all options with regards to exiting the building.

     The Company believes that its existing leased facility is adequate to meet its currently anticipated requirements for office and production needs for the foreseeable future and that suitable additional or substitute facilities will be available if required.

ITEM 3.  LEGAL PROCEEDINGS

         On February 27, 1998, ("the Petition Date"), the Company filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court in the District of Rhode Island. The Company's wholly owned subsidiaries Victor and Victel were not party to the bankruptcy filing on the Petition Date. Pursuant to the filing of the voluntary petition, the Company filed a plan for financial reorganization in December 1998.

     At the time of the Chapter 11 Bankruptcy, the Company was prohibited from paying and creditors were prohibited from attempting to collect claims or debts arising prior to the Petition Date without approval of the Bankruptcy Court. The primary objective of the Company during the Chapter 11 Bankruptcy was to develop a Reorganization Plan, (the "Plan") which with the concurrence of its creditors would allow the Company to operate without the supervision of the Bankruptcy Court. Such a plan was developed and approved by the United States Bankruptcy Court on October 21, 1999, with an effective date of November 5, 1999. On April 12, 2000, the Court issued its final decree discharging the Company from Chapter 11 bankruptcy proceedings.

     The implementation of the Plan called for the following:

(1) The merging of Victel and Victor into the Company with the assets and liabilities of Victel and Victor being assumed by the Company.

(2)      Payment in full to certain creditors of approximately $260,512.

(3) The general unsecured creditors of the Company holding allowed claims of $6,744,130 receiving 11,376,883 newly issued shares, representing 46% of the outstanding new common stock, on a pro-rata basis, valued at $2,047,887, plus cash equal to their pro-rata portion of $500,000 held in escrow. These shares are fully registered stock with no restrictions on trading pursuant to the United States Securities and Exchange Act of 1933 and 1934, as amended, and were issued in February 2000. All warrants to purchase the old common stock of the Company were cancelled.

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

(4) The existing shareholders of the Company, approximately 11,000 beneficial owners, holding 44,453,334 shares of the old common stock, received 1,111,333 shares of newly issued stock, reflecting a forty-for-one reverse stock split, which represents 5% of the new common stock of the Company on a pro-rata basis.

(5) For payment of $100,000, the Company issued 12,024,683 new shares, 49% of the outstanding new common stock shares of the Company ("the Private Placement Securities"), to a third party private investor group, valued at $1,839,777. These shares were granted in recognition of the investor group advancing funds to the Company.

         As of December 31, 1999, the Private Investor Group had advanced $4,064,369 to the Company, evidenced by Note Obligations. These Note Obligations are repayable, contingent on the Company meeting various financial covenants and bear interest at a rate of 8% per annum until maturity. Of these Note Obligations, $2,400,000 are collateralized by all the assets of the Company and are subordinated to the security interest of the Company's primary lender, Congress Financial Corporation (the "Primary Lender").

         The Private Placement Securities are restricted securities within the meaning of the Securities Act of 1933, as amended. The Private Investor Group after the effective date of the Plan may use the provisions of Rule 144 to resell these restricted securities without registration. The Private Investor Group acquiring the Private Placement Securities will be entitled to contractual transferable anti-dilution rights such that in the event the Company issues additional shares of stock, the Private Investor Group will also be issued additional shares of stock so that they continue to have a 49% interest in the total outstanding shares of Company. Additionally, the Private Investor Group will have demand registration rights for the Private Placement Securities on Form S-3 starting when the Company becomes eligible to use such form under the Securities Act of 1933, as amended. The Private Investor Group will also be entitled to "piggy-back" registration rights for the Private Placement Securities.

(6) The Company expects to continue the Quadrax Composites business by leasing equipment that is used to manufacture and produce its thermoplastic tape to an outside third party manufacturer who will utilize the tape produced to build their own unique product. The Company will receive fees equal to $0.50 per pound for thermoplastic tape produced by the lessee and sold to other users of the tape. It is expected that this agreement will insure the continuation of the Company's Quadrax Composites business and will add the support of a substantial end user of its thermoplastic tape to further the marketing strength of Quadrax Composites.

(7) The Company has purchased Directors and Liability Insurance, including company reimbursement, in the amount of $5,000,000 ("D&O Insurance") for the protection of the former and current officers and directors of the Company.

(8) All claims and debts against the Company originating prior to the Petition Date which were not accepted by the Company during the Chapter 11 Bankruptcy were dismissed and are no longer a liability of the Company.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.

     The Company is subject to product liability litigation on a recurring basis from persons suffering shocks from electrical appliances and other product failures. The Company maintains insurance coverage against such liabilities in amounts, which, in the opinion of management, are adequate against the risks assumed. Victor's litigation was not stayed or otherwise affected by the Company's Chapter 11 Petition and court proceedings.

     As of December 31, 1999, the Company was not party to any legal proceedings, which individually or in the aggregate could have a material adverse effect on the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None

                                     PART II

ITEM 5.  MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective February 23, 2000, the Company's newly issued common stock began trading under the symbol "QDXC". (See ITEM 3. LEGAL PROCEEDINGS)

     The table below sets forth the range of high and low bid prices for the Common Stock and the Class C Warrants on Nasdaq and the Pink Sheets for each quarter within the last two fiscal years and the fiscal quarter ending March 31, 2000.

                                                Common Stock                           Class C Warrants
                                                -------------                           -------------
                                         High Bid           Low Bid              High Bid            Low Bid
Fiscal 2000:

Quarter Ended March 31, 2000             $3.7500          0.0156                       Not Available

Fiscal 1999:
Quarter Ended March 31, 1999             $0.0156          0.0156                       Not Available
Quarter Ended June 30, 1999              0.0156           0.0156                       Not Available
Quarter Ended September 30,1999          0.0156           0.0156                       Not Available
Quarter Ended December 31,1999           0.0156           0.0156                       Not Available


Fiscal 1998:
Quarter Ended March 31, 1998             $0.1250         $0.0300                   $0.1875       $0.0313
Quarter Ended June 30, 1998              0.1250           0.0156                    0.1563        0.0313
Quarter Ended September 30,1998          0.0313           0.0156                       Not Available
Quarter Ended December 31,1998           0.0156           0.0156                       Not Available

----------------------------------------------

     The preceding price quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     As of December 31, 1999, there were 24,512,899 shares of New Common Stock outstanding and held of record by approximately 1,400 stockholders. The amount of shares outstanding at December 31, 1999, reflects an adjustment for a forty-for-one reverse stock split effective November 5, 1999.

DIVIDEND POLICY

     The Company did not declare any dividends on common stock during its 1998 and 1999 fiscal years and does not expect to declare dividends in the foreseeable future. Any cash generated by the Company will be retained to fund the Company's on-going cash requirements.

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

BANKRUPTCY FILING

     Since the Petition Date in fiscal 1998, the Company operated as a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code. Accordingly, claims which were the subject of pre-petition litigation were stayed and those claims together with claims arising from pre-petition defaults and events of default caused by the filing of the petition were resolved in the bankruptcy proceedings. The bankruptcy case itself was resolved by a confirmation of a plan of reorganization proposed by the Company and agreed to by its creditors and confirmed by the United States Bankruptcy Court on October 21, 1999. The final decree discharging the Company from Chapter 11 Bankruptcy proceedings was issued on April 12, 2000 by the United States Bankruptcy Court. (See ITEM 3. LEGAL PROCEEDINGS)

     The following financial tables set forth selected financial data at December 31, 1999 and at December 31, 1998 and for the fiscal years then ended.

                                                             ( Dollars in thousands, except per share data)
                                                                              Year Ended
                                                             ----------------------------------------------

STATEMENT OF OPERATIONS DATA:                                  December 31, 1999        December 31, 1998
                                                              ------------------        -----------------
Sales                                                                   $   14,536               $  17,309
Cost of sales                                                               13,959                  16,051
                                                                            ------                  ------
Gross profit                                                                   577                   1,258

Selling, general & administrative costs                                     (2,365)                 (2,407)
                                                                        -----------             -----------
Income (loss) from operations                                               (1,788)                 (1,149)
Interest expense, net                                                         (511)                   (431)
Amortization of loan discount                                                 (497)                     -0-
                                                                        ----------              -----------
Loss on continuing operations                                               (2,796)                 (1,580)
Loss on discontinued operations                                               (307)                 (1,720)
Loss on disposal of assets                                                      -0-                 (1,710)
                                                                                                          -
Gain on discharge of indebtedness                                            4,276                      -0-
                                                                        ----------              -----------

Net income (loss)                                                       $    1,173              $   (5,010)
                                                                        ===========             ===========
Net income (loss) per common share                                      $     0.25              $    (4.51)
                                                                        ===========             ===========
Weighted average common shares outstanding                                   4,702                   1,111
                                                                        ===========             ===========

                                                                               December 31,
                                                              ---------------------------------------------
                                                                           1999                     1998
BALANCE SHEET DATA:
Working capital, (deficit)                                              $     (490)                $   872
Total assets                                                                 8,480                   7,842
Long term liabilities                                                        4,673                   4,289
Total stockholders' equity (deficit)                                        (2,729)                 (7,790)

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

     Total revenues recognized during fiscal 1999 were $14,536,000 as compared to $17,309,000 in fiscal 1998. This decrease in fiscal 1999 sales of $2,773,000 is due primarily to one of the Company's larger customers deciding to purchase its cordsets from a Mexican manufacturer who was able to provide comparable products at a lower cost than the Company.

     Cost of goods sold for fiscal 1999 was $13,959,000, representing 96.0% of sales for fiscal 1999. The Company's cost of goods sold for fiscal 1998 was approximately $16,051,000 representing 92.7% of sales for fiscal 1998. This increase in cost of goods sold as a percent of sales is primarily attributable to two reasons: one, the Company's loss of a large customer with gross margins approximating 18% to a Mexican competitor, and; two, an increase in new customer sales which had lower gross margins.

     Selling, general and administrative costs ("SG&A") decreased $42,000 in fiscal 1999 to $2,365,000, an insignificant fluctuation.

     Interest expense, in fiscal 1999, increased approximately $80,000. The reason for this increase reflects the increase in borrowings from the Private Investor Group during fiscal 1999.

     Amortization expense for loan premium increased $497,000 in fiscal 1999 from zero in fiscal 1998. This expense relates to the difference in valuation that the Private Investor Group paid, $100,000, for 12,024,683 shares of new common stock that the Private Investor Group received upon implementation of the Company's Reorganization Plan. This premium is being amortized over the remaining term of the Company's revolving loan with its primary lender.

     Loss from discontinued operations decreased approximately $1,413,000 in fiscal 1999 to $307,000 as compared to fiscal 1998. This decrease reflects the Company's to discontinue its thermoplastic manufacturing operations and to concentrate on its wire and cable business.

     Loss from disposal of assets decreased $1,710,000 in fiscal 1999 to zero as compared to fiscal 1998. This decrease reflects the Company's decision in fiscal 1998 to discontinue its thermoplastic manufacturing operations and to dispose of the assets relating to this activity.

     Gain on discharge of indebtedness increased approximately $4,276,000 in fiscal 1999 from zero in fiscal 1998. The reason for this increase relates to payments made to unsecured creditors on liabilities subject to compromise pursuant to the finalization of the Chapter 11 Bankruptcy case. The Company, in accordance with the Court approved reorganization plan, paid $500,000 in cash and issued 11,376,683 shares of new common stock to the general unsecured creditors of the Company in full satisfaction of all allowed claims against the Company.

     The Company's profit in fiscal 1999 of $1,173,000 increased by $6,183,000 as compared to the fiscal 1998 loss of $5,010,000 primarily for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had total assets of $8,480,000 and stockholders' equity (deficit) of ($2,729,000). Current assets were $6,046,000 and current liabilities were $6,536,000 resulting in a working capital deficit of approximately $490,000, which is a decrease of approximately $1,362,000 from December 31, 1998, when the Company had a working capital of approximately $872,000. This decrease in working capital at December 31, 1999 is primarily due to the reclassification of all of the monies due the Company's primary lender under its revolving line of credit as a current liability in that this loan becomes fully due and payable on May 7, 2000. At December 31, 1998, approximately $2,245,000 of this revolving line of credit was classified as a long-term liability.

     Cash and cash equivalents increased by approximately $28,000 from December 31, 1998 to $73,000 at December 31, 1999, an insignificant fluctuation.

     Accounts receivable increased by approximately $150,000 from December 31, 1998 to $2,256,000 at December 31, 1999. The primary reason for this increase is the delay in payments by the Company's customers on invoices due, particularly, in respect to products sent to its Mexican customers.

     Inventories increased by approximately $823,000 to $2,316,000 at December 31, 1999. The primary reason for this increase is that the Company closed its Victor facility in December 1998, while in December 1999, the Company kept its factory operating.

     Attorney's escrow decreased approximately $960,000 in fiscal 1999 from $1,000,000 at December 31, 1998. The reason for this decrease is due to the Company's Reorganization Plan being approved by the United States Bankruptcy Court and the monies being paid to the appropriate creditors in accordance with the plan subsequent to its approval in October 1999.

     Unamortized loan premiums, net of amortization, increased $1,243,000 at December 31, 1999 from zero at December 31, 1998. The reason for this increase reflects the difference in price paid, $100,000, for 12,024,683 shares of new common stock that the Private Investor Group received upon implementation of the Company's Reorganization Plan as confirmed by the United States Bankruptcy Court in October 1999. This difference is being amortized over the remaining term of the Company's revolving loan with its primary lender that matures on May 7, 2000.

     Other current assets decreased by approximately $449,000 during fiscal 1999 to approximately $118,000. The primary reason for this decrease is that the monies due the Company at December 31, 1998 from the auction sales of its thermoplastic division's assets, $394,000, were received during fiscal year 1999.

     Accounts payable and accrued expenses decreased approximately $817,000 in fiscal 1999 to $3,314,000. The reason for this decrease in fiscal 1999 is twofold: one, the payment by the Company of the thermoplastic division's post petition liabilities in fiscal 1999 of $487,000; and two, the decreased level of the Company's revenues in fiscal 1999 which thereby decreased purchases from outside third party vendors.

     The current portion of long term debt increased in fiscal 1999 approximately $3,015,000 to $3,222,000 at December 31, 1999. The primary reason for this increase is that the monies due the Company's primary lender, which are due and payable on May 7, 2000, have been classified as a current liability. At December 31, 1998, these loans were classified as a long-term liability.

     Liabilities subject to compromise decreased approximately $7,005,000 to zero at December 31, 1999. This decrease results from the Company's Reorganization Plan being approved by the United States Bankruptcy Court on October 21, 1999 and the liabilities subject to compromise paid in accordance with this plan.

     Long  term  debt  increased   approximately  $384,000  in  fiscal  1999  to
$4,673,000 at December 31, 1999. This increase is the result of the reclassification of monies due the Company's primary lender at December 31, 1999, approximately $2,946,000, to current liabilities; less, the additional monies advanced to the Company in fiscal 1999, approximately $2,514,000, by the Private Investor Group.

     In fiscal 1999, capital expenditures were approximately $299,000. These capital expenditures relate to monies expended for Victor capital additions, primarily, a new computer system.

     The Company acquired its Victor Electric and Wire Cable division operating entity in May 1997 and this division has incurred significant losses and expects to continue to incur losses in the year 2000. The Company is dependent on revenues from operations and borrowings from its private investor group for working capital.

     The Company's revolving line of credit with the Primary Lender matured May 7, 2000. On May 9, 2000, the Company's Primary Lender notified the Company that it was in default on its loan agreement and elected to take the following actions, without waiving its other rights and remedies: a) raising the interest rate on the Company's loan to 4.5 % per annum in excess of the Prime Rate; b) reducing the maximum credit to $4,000,000.00; and c) reducing the amount that can be borrowed against inventory to a maximum of $1,000,000. The Primary Lender has a first priority security interest in all the assets of the Company. The Primary Lender has requested that the Company sign a forbearance agreement, although such agreement has not been executed. The terms of the forbearance agreement are currently being negotiated. The Company is no longer being funded by the Primary Lender. The Company's working capital needs are being provided for by ColeVic Corporation whose principals have a controlling interest in Victor Corporation. As a result of this arrangement, the Company's new revenues are being generated by ColeVic. ColeVic will also reimburse the Company for use of any pre-existing inventory used in the manufacturing process. Currently, ColeVic is compensating the Company for material and labor costs associated with the generation of new revenues.

      A second factor which could affect the Company's operations in year 2000 is that the Company and its landlord are involved in a dispute regarding certain rights, privileges and obligations which if not resolved could cause the Company to be evicted from its principal manufacturing premises.

     Notwithstanding the above, the Company during the first five months of 2000 has taken significant steps to increase its gross margins and reduce costs. The Company has hired certain professionals to review all aspects of the Company's operations and to implement procedures in order to achieve profitability. Gross margins on product sales have been increased and costs have been reduced. However, based on current sales commitments, the Company will still need additional funding in order to meet its working capital needs through the year 2000. The Company will also need to renegotiate its current revolving loan agreement or obtain new financing. In light of these uncertainties, the Company's independent certified public accountants have questioned the Company's ability to continue as a going concern in connection with their review of the financial statements for the fiscal year ending December 31, 1999.

     At this time, it is difficult for the Company to predict with accuracy the point at which the Company will be viable and profitable or whether it can achieve viability or profitability at all, due to the difficulty of predicting accurately the amount of revenues that the Company will generate, the amount of expenses that will be required by its operations, and the Company's ability to raise additional capital.

ITEM 7.  FINANCIAL STATEMENTS.

     The Consolidated Financial Statements of the Company as of December 31, 1999 and December 31, 1998 and for the fiscal years ended December 31, 1999 and December 31, 1998 are set forth following page F-1 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table sets forth certain information concerning each director and executive officer of the Company as of the date of this Report:

         Name                                Age                Position
         ----                                ---                --------
         Thomas V. Desmond                   44                 Chief Executive Officer

         James J. Palermo (1)                63                 Chairman, CEO, President and
                                                                Director

         Paul F. Jakoboski (2)               48                 Vice President

         Donald R. Wolfgang (1)              51                 Secretary/Treasurer and Director

         Abraham Backenroth                  48                 Director

         David Bistricer                     51                 Director

         Nachum Stein                        52                 Director

-----------------------------------------------------------
 (1)  Resigned as director and officer in March 2000.
 (2)  Resigned as officer in March 2000.

     Thomas V. Desmond has been a consultant to the Company since April 2000. Mr. Desmond was appointed Chief Executive Officer of the Company in June 2000. Prior to joining the Company, Mr. Desmond was a Principal of Trimingham Advisors, Inc., an international management-consulting firm. Mr. Desmond had been Senior Partner of Trimingham's New England practice responsible for a variety of manufacturing engagements. Since 1996, Mr. Desmond served as Senior Consolidations Accountant at ITT Sheraton. From 1990 to 1995, Mr. Desmond served as Senior Accountant at Fidelity Investments where he was responsible for financial reporting for several of Fidelity's capital operating companies. Mr. Desmond received his B.A. degree from the University of Massachusetts at Boston, a Certificate in Accountancy from Bentley College and a Masters of Science in Taxation from Northeastern University. Mr. Desmond is a Certified Public Accountant and a member of both the Massachusetts Society of CPA's and the American Institute of Certified Public Accountants.

     James J. Palermo served as a member of the Board of Directors of the Company from July 1994 to March 2000. Mr. Palermo served as Chief Executive Officer of the Company from September 1994 until March 2000 and Chairman of the Board Directors from February 1995 until March 2000. He previously served as President and Chief Operating Officer of the Company from May 1994 to September 1994. From January 1990 to May 1994, Mr. Palermo was a Principal of J.P. Associates, Inc., an investment banking firm. From 1984 to 1989, Mr. Palermo was Chief Executive Officer of Bird, an international manufacturing company with operations in six countries. Mr. Palermo resigned as an officer and director of the Company in March 2000.

     Paul F. Jakoboski served as Vice President of the Company from December 1999 until March 2000. Mr. Jakoboski has also been the President of the Company's wholly-owned subsidiary Victor from May 1999 until March 2000. From May 1997 to May 1999, Mr. Jakoboski was the Vice President of Sales and Marketing for Victor. Mr. Jakoboski joined Victor in 1996 as its National Sales Manager. Prior to joining Victor, Mr. Jakoboski served in various capacities in the wire and cable industry in manufacturing operations and sales and marketing, including IMS Incorporated from 1994 to 1996. Mr. Jakoboski holds a B.A. from the University of Hartford. Mr. Jakoboski resigned as an officer of the Company in March 2000.

     Donald R. Wolfgang served as a member of the Board of Directors and Secretary/Treasurer of the Company from December 1999 until March 2000. Mr. Wolfgang is an executive officer of Riblet Products Corporation, a privately held company, a position he has held since 1995. Mr. Wolfgang resigned as an officer and director of the Company in March 2000.

     Abraham Backenroth has been a member of the Board of Directors of the Company since December 1999. Mr. Backenroth is an attorney and has been a partner in the firm of Backenroth, Frankel and Krinsky or its predecessor firm, a New York professional legal partnership since 1990.

     David Bistricer has been a member of the Board of Directors of the Company since December 1999. Mr. Bistricer has been a private investor since 1990. Mr. Bistricer is a principal in E.B. Acquisitions, LLC.

     Nachum Stein has been a member of the Board of Directors of the Company since December 1999. Mr. Stein has been a private investor since 1990. Mr. Stein is a principal in E.B. Acquisitions, LLC

     The Company's Chairman, Chief Executive Officer and President, James J. Palermo, and former subsidiary Victor's President and Chief Executive Officer, John Palermo, are brothers.

Related Party Transactions

         As of December 31, 1999, the Private Investor Group, whose principals are Board of Directors members Mr. Stein and Mr. Bistricer, had advanced $4,064,369 to the Company, evidenced by the Note Obligations.

Employment and Termination Arrangements

     The Company has entered into certain employment and termination agreements with the following Executive Officers:

     Effective November 5, 1999, the Company and James J. Palermo, the Chairman and Chief Executive Officer entered into a two year employment agreement whereby Mr. Palermo's compensation was a salary of $194,000 per annum, an automobile allowance of $800.00 per month, and reimbursement of corporate expenses. James
J. Palermo resigned as an officer of the Company in March 2000 at which time said employment agreement was terminated.

     John V. Palermo, Victor's Chief Executive Officer, was employed under a three-year employment agreement, which provided for a base annual salary of $215,000 per year, commencing in May 1997. Such annual salary was subject to annual review by the Board of Directors. In addition, John Palermo could receive a bonus based upon criteria to be developed by the Board of Directors of the Company. John Palermo resigned in March 1999 and was paid severance benefits according to his employment contract which provided for payment of his base salary for a period of six months plus any health and disability benefits during this period

Severance Policy

     Effective January 1, 1997, the Company implemented a universal severance policy in an effort to stabilize termination arrangements in connection with departing employees not having written contracts. The policy applies to corporate  officers,  general  managers and all  employees  reporting to general managers.  The  policy  provides  for up to six  months  of  severance  pay,  at management's discretion, in the event of employee terminations based on work-force reductions or employee terminations occurring within the year following a change of control of the company. A "change of control" is defined as the sale, exchange or transfer of 20% or more of the outstanding stock of the Company to one buyer or group of affiliated buyers, or, the sale, exchange or transfer of substantially all the Company's assets to any party not holding 5% or more of the Company's Common stock on January 1, 1997. Employees terminated for cause are not entitled to severance compensation. Generally, "cause" includes documented under-performance, substance abuse, dishonesty and conviction for crimes of moral turpitude.

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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information with respect to the compensation paid to the other current executive officers of the Company whose salary and bonus for fiscal 1999 exceeded $100,000 on an annualized basis (collectively, the "Named Executive Officers"):

           Fiscal                               Other Annual               All Other
           ------                               ------------               ---------
Name                       Year   Salary           Bonus         Compensation (1)  Compensation (2)
----                       ----   ------           -----         ----------------  ----------------
James J. Palermo (5)       1999   $192,995           --              $   9,600   $     -0-
Chief Executive Officer    1998   $210,978           --              $   9,600   $     -0-
and President              1997   $267,112           --              $  17,870   $ 53,160


Paul Jakoboski (6)         1999   $ 99,416           --              $      -0-  $     -0-
Vice President and         1998   $ 81,223           --              $      -0-  $     -0-
President Victor           1997   $ 70,955           --              $      -0-  $     -0-
Subsidiary


John V. Palermo(4)         1999   $164,189           --              $  4,787    $  6,186
Chief Executive Officer    1998   $244,270           --              $  17,289   $     -0-
and President Victor       1997   $125,629           --              $   4,900   $ 32,434(3)
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

(4) John V. Palermo was Chief Executive Officer and President of the Company's Victory subsidiary from May 1997 until March 1999 and received a severance settlement of $134,400.

(5) James J. Palermo resigned as President, Chief Executive Officer and director of the Company in March 2000.

(6)  Paul Jakoboski resigned as Vice President of the Company in March 2000.


------------------------------------------------------

                        OPTION GRANTS IN LAST FISCAL YEAR

There were no stock options granted by the Company to the executive officers during fiscal 1999 (See ITEM 3. LEGAL PROCEEDINGS).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &  MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of May 31, 2000, by (i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each director of the Company, (iii) each executive officer and (iv) all directors and executive officers of the Company as a group.

                                    Amount and Nature of             % of
  Name (2)                          Beneficial Ownership (1)         Class
  --------------------              -----------------------          -----
  Thomas V. Desmond                             -0-                    *

  Abraham Backenroth                            -0-                    *

  David Bistricer (3)                      12,024,683                  49.05%

  Nachum Stein  (3)                        12,024,683                  49.05%


All officers and
directors as a group

(4 persons)                                12,024,683                  49.05%

------------------------------------------

(1) Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise noted, and subject to community property laws where applicable.

(2) The address of each named person is in care of: Quadrax Corporation, 618 Main St., West Warwick, Rhode Island 02893-0901.

(3) Mr. Bistricer and Mr. Stein are principals in EB Acquisitions, LLC, a third party private investor group which owns 12,024,683 shares of common stock of the Company


--------------------------------------------------------------------------------

                       FISCAL YEAR-END STOCK OPTION VALUES

There were no stock options outstanding as of December 31, 1999. (See ITEM 3. LEGAL PROCEEDINGS)

                                     PART IV

ITEM 12.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) Financial Statements. Reference is made to page F-1 for all financial statements filed as part of this report.


(b)  Reports on Form 8-K.

     (1) Form 8-K filed on February 18, 2000 reporting a change in accountants from Livingston & Haynes, P.C., to Mayer Rispler & Company, P.C.

     (2) Form 8-K/A filed on April 12, 2000 reporting a change in accountants from Livingston & Haynes, P.C., to Mayer Rispler & Company, P.C.


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

                              QUADRAX CORPORATION

                               By:      /s/ Thomas V. Desmond
                                        ---------------------------
                                           Thomas V. Desmond
                                           Chief Executive Officer
                                           (Principal Executive Officer
                                            and Principal Financial Officer)

                                           Dated: August 14, 2000


                               By:      /s/ Abraham Backenroth
                                        ---------------------------
                                           Abraham Backenroth
                                           Director

                                           Dated: August 14, 2000


                               By:      /s/ David Bistricer
                                        ---------------------------
                                           David Bistricer
                                           Director

                                           Dated: August 14, 2000


                               By:      /s/ Nachum Stein
                                        ---------------------------
                                           Nachum Stein
                                           Director

                                           Dated: August 14, 2000

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Annual Report on Form 10-KSB:

EXHIBIT
NO.              DESCRIPTION
---              -----------

2.1 Stock Purchase Agreement between Quadrax Corporation and Exeter Capital L.P. dated May 7, 1997 (4)

3.1         Certificate of Incorporation, as amended (5)

3.2         By-laws of the Company, as amended (3)

4.1         Specimen Common Share Certificate (2)

10.1 Form of Proprietary Information and Invention Agreement executed by certain employees of the Company (1)

10.2 Equipment Sales Agreement between the Company and Phillips Petroleum Company dated September 9, 1992 (4)

10.3 License Agreement between the Company and Phillips Petroleum Company dated September 8, 1992 (4)

10.4 Loan and Security Agreement between Victor Corporation and Congress Financial dated May 7, 1997 (7)

10.5 Lease between CRW Real Estate Partnership, as amended, and Victor Corporation dated as of October 31, 1995 (7)

10.6        Chapter 11 Plan or Reorganization  filed jointly by E.B. Acquisition
            LLC  and  Quadrax   Corporation   confirmed  by  the  United  States
            Bankruptcy Court of Rhode Island on October 21, 1999. (8)

21.1        List of Subsidiary Corporations (5)
--------------------------------------------------------------------------------
1. Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-14275, filed May 19, 1987.

2. Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-14275, filed July 1, 1987.

3. Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1989.

4. Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-3, File No. 33-48998, filed September 23, 1992.

5. Incorporated by reference from the Company's Amendment No. 1 to Form 10-K/A for the fiscal year ended December 31, 1994, filed April 25, 1995.

6. Incorporated by reference from the Company's Amendment No. 1 to Form 10-KSB for the fiscal year ended December 31, 1996, filed October 24, 1997.

7. Incorporated by reference from the Company's Form 8-K/A Number 1 dated as of May 7, 1997.

8. Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed February 25, 2000.

                         MAYER RISPLER & COMPANY, P.C.

MAYER RISPLER, C.P.A.                                 18 HEYWARD STREET
MICHAEL FRIEDMAN, C.P.A.                              BROOKLYN, NEW YORK  11211
JOSEPH SCHWARTZ, C.P.A.                               (718) 852-9200
                                                      FAX (718) 596-3968

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To The Stockholders:
Quadrax Corporation
West Warwick, Rhode Island

     We have audited the accompanying consolidated balance sheets of Quadrax Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Quadrax Corporation at December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     As discussed in Note 2, on February 27, 1998, Quadrax Corporation filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. This plan of reorganization was approved by the bankruptcy court on October 21, 1999, with an effective date of November 5, 1999. The accompanying consolidated financial statements reflect the reduction of pre-petition liabilities and changes made in the capitalization of the Company as a result of the bankruptcy reorganization. These matters are fully discussed in note 2.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company's recurring losses from operations, negative working capital and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 3. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.


Brooklyn, New York
May 8, 2000 (except as to notes 3 and 10
which are dated as of June 16, 2000)

                               QUADRAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                                   December 31,
                                                                                            1999                 1998
                                                                                            ----                 ----
Current Assets
--------------
   Cash                                                                                $       72,567       $       44,805
   Accounts receivable, less allowances of $129,518
     and $113,805 in 1999 and 1998, respectively                                            2,256,486            2,105,556
   Inventories                                                                              2,315,918            1,492,933
   Attorneys escrow                                                                            40,460            1,000,184
   Unamortized loan premium                                                                 1,242,698                - 0 -
   Other current assets                                                                       117,818              566,386
                                                                                         ------------         ------------

         Total Current Assets                                                            $  6,045,947         $  5,209,864

Property, plant and equipment - net                                                         2,319,941            2,497,098

Other assets                                                                                  114,317              134,957
                                                                                           ----------         ------------

         TOTAL ASSETS                                                                    $  8,480,205         $  7,841,919
                                                                                          ===========          ===========
                                        LIABILITIES & STOCKHOLDERS' EQUITY
                                        ----------------------------------
                                                                                                   December 31,
                                                                                            1999                 1998
                                                                                            ----                 ----
Current Liabilities Not Subject to Compromise
---------------------------------------------
   Accounts payable                                                                      $  2,705,493        $   3,608,858
   Accrued expenses                                                                           608,835              522,017
   Current portion of long term debt                                                        3,222,052              206,920
                                                                                          -----------         ------------
         Total Current Liabilities                                                       $  6,536,380        $   4,337,795

Liabilities subject to compromise                                                               - 0 -            7,004,642

Long-term debt, less current portion                                                        4,672,967            4,289,027
                                                                                          -----------          -----------
         TOTAL LIABILITIES                                                                $11,209,347          $15,631,464
                                                                                           ----------           ----------
Stockholders' Equity
--------------------

   Common stock                                                                      $            221    $           414
   Additional paid-in capital                                                              77,055,257         73,167,449
   Accumulated deficit                                                                    (78,058,071)       (79,230,859)
                                                                                           ----------         ----------
                                                                                         (  1,002,593)      (  6,062,996)
   Less:  treasury stock, at cost 16 shares of
     original convertible preferred stock at December
     31, 1999 and 1998 and 27,271 shares of
     common stock at December 31, 1999 and 1998                                          (  1,726,549)      (  1,726,549)
                                                                                          -----------        -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           $(  2,729,142)     $(  7,789,545)
                                                                                          -----------        -----------

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                        $  8,480,205      $   7,841,919
                                                                                          ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               QUADRAX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                                                                                                1999                 1998
                                                                                                ----                 ----
Net sales                                                                                      $14,535,819        $ 17,308,846

Cost of goods sold                                                                              13,958,803          16,050,607
                                                                                                ----------          ----------

         Gross Profit                                                                              577,016           1,258,239

Operating Expenses
------------------

Selling, general and administrative                                                              2,364,663            2,407,662
                                                                                               -----------          -----------

         Loss From Operations                                                                 (  1,787,647)       (  1,149,423)

Other Expenses
--------------

   Interest expense                                                                          (     510,811)      (     430,947)
   Amortization - loan premium                                                               (     497,079)              - 0 -
                                                                                              ------------    ----------------

         Loss From Continuing Operations                                                      (  2,795,537)       (  1,580,370)

Loss from discontinued operations                                                            (     306,782)        (  1,719,664)

Loss from disposal of assets                                                                         - 0 -         (  1,709,960)

Gain on debt discharge pursuant
  to bankruptcy reorganization                                                                   4,275,107                - 0 -
                                                                                               -----------     ----------------

         Net INCOME (LOSS)                                                                    $  1,172,788        $(  5,009,994)
                                                                                               ===========          ===========
Basic Gain (Loss) Per Common Share
----------------------------------

   Continuing operations                                                                  $(          0.59)   $(           1.42)(a)
   Discontinued operations                                                                 (          0.07)    (           3.09)(a)
   Debt discharge                                                                                     0.91                - 0 -
                                                                                            --------------    -----------------

                                                                                           $          0.25    $(           4.51)(a)
                                                                                            ==============      ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                       4,701,710            1,111,333 (a)
                                                                                            ==============      ===============

--------
(a) Restated to reflect 40 for 1 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

                               QUADRAX CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                           Common Shares             Common     Additional Paid
                                                                    Issued         Outstanding        Stock       In Capital
                                                                    ------         -----------        -----       ----------
Balances, December 31, 1997                                        45,819,757        44,728,914       $417         $73,881,994
Adjustment for common stock never issued                        (     275,580)    (     275,580)     (   3)     (      714,545)
                                                                -------------     -------------      ------     --------------
Net loss


Balances, December 31, 1998                                        45,544,177        44,453,334       $414         $73,167,449

Reduction of outstanding shares effected
  by forty for one reverse stock split                            (44,405,573)      (43,342,001)      (404)
Common shares issued pursuant to
  bankruptcy reorganization                                        23,401,566        23,401,566        211           3,887,808
Net income
                                                                -------------     -------------      ------     --------------

Balance, December 31, 1999                                         24,540,170        24,512,899       $221         $77,055,257
                                                                =============     =============      ------     ==============

                                                                   Retained
                                                                   Treasury
                                               (Deficit)             Stock             Total
                                               ---------             -----             -----
Balances, December 31, 1997                  $(74,220,865)       $(1,726,549)       $(2,065,003)
Adjustment for common stock never issued                                            (   714,548)
Net loss                                     (  5,009,994)                           (5,009,994)
                                              -----------         -----------       -----------

Balances, December 31, 1998                  $(79,230,859)       $(1,726,549)       $(7,789,545)

Reduction of outstanding shares effected
  by forty for one reverse stock split                                            (         404)
Common shares issued pursuant to
  bankruptcy reorganization                                                           3,888,019
Net income                                      1,172,788                             1,172,788
                                              -----------         -----------         ---------

Balance, December 31, 1999                   $(78,058,071)       $(1,726,549)       $(2,729,142)
                                               ==========          =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                               QUADRAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                                                   1999                 1998
                                                                                                   ----                 ----
Cash Flows From Operating Activities
------------------------------------
   Net gain (loss)                                                                                $1,172,788          $(5,009,994)

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation                                                                                    476,337              595,105
     Amortization of intangibles                                                                      20,640               21,815
     Amortization of loan premium                                                                    497,079                - 0 -
     Common stock issued for pre petition payables                                                 2,047,941                - 0 -
     Common stock issued for loan premium                                                          1,739,674                - 0 -
     Net asset changes on disposition of assets                                                        - 0 -            2,016,928
     Reduction for common stock not issued                                                             - 0 -          (   714,548)

Effect on cash flows of changes in assets and liabilities:

     Accounts receivable                                                                         (   150,930)             241,325
     Inventories                                                                                 (   822,985)             915,257
     Prepaid expenses and other                                                                  (   331,485)          (1,170,650)
     Accounts payable and accrued expenses                                                        (7,821,189)           2,447,924
                                                                                                   ---------            ---------

        Net Cash Used in Operating Activities                                                     (3,172,130)         (   656,838)
                                                                                                   ---------           ----------
Cash Flows From Investing Activities
------------------------------------
     Capital expenditures                                                                        (   299,180)        (     26,610)
                                                                                                  ----------          -----------
Cash Flows From Financing Activities
------------------------------------
     Issuance of debt instruments                                                                  2,654,369            1,550,000
     Borrowings                                                                                      789,101                - 0 -
     Contributed capital                                                                             100,000                - 0 -
     Repayment of debt                                                                          (     44,398)         (   874,789)
                                                                                                 -----------           ----------

        Net Cash Provided by Financing Activities                                                  3,499,072              675,211
                                                                                                   ---------           ----------

               NET INCREASE (DECREASE) IN CASH                                                        27,762        (       8,237)

               CASH - BEGINNING OF PERIOD                                                             44,805               53,042
                                                                                                 -----------          -----------

               CASH - END OF PERIOD                                                             $     72,567         $     44,805
                                                                                                 ===========          ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     Cash Paid For:

         Interest                                                                                $   382,589          $   430,947

Supplemental Schedule of Significant Noncash Transactions
---------------------------------------------------------

1999:    a)       The Company issued  23,401,566  shares of stock as part of its bankruptcy reorganization (see Note 2).

         b)       The Company issued equipment notes totaling $140,000.

1998:  None

The accompanying notes are an integral part of these consolidated financial statements.

                               QUADRAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS - Quadrax Corporation, (the Company), was incorporated in Delaware on March 6, 1986 and prior to fiscal year 1995 was a development stage company. The Company's business was to design, develop, fabricate and sell fiber-reinforced thermoplastic polymer composite materials ("Quadrax Composites") and products manufactured from these materials.

     On May 7, 1997, the Company acquired all of the outstanding stock of Victel, Inc., a Delaware corporation, whose sole asset was all of the outstanding stock of Victor Electric Wire and Cable, Inc. (Victor), a New York corporation, for $720,000 in cash and assumption of approximately $2,840,000 of existing bank debt. The Company accounted for this acquisition using the purchase method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. This treatment resulted in all costs being assigned to the assets acquired.

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

     Due to the Company's inability to obtain sufficient financing and subsequent filing of Chapter 11 bankruptcy (see note 2), the Company discontinued its composite materials division during the latter part of 1997, and disposed of substantially all of its assets during 1998. The Victor Electric Wire and Cable, Inc. division continues to operate as usual.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The recorded amounts of financial assets and liabilities at December 31, 1999 and 1998 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization, or, in the case of debt, because the debt is at interest rates competitive with those that would be available to the Company in the current market environment.

CONCENTRATION OF CREDIT RISK - The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Sales to two major customers accounted for approximately 28% and 58% of total sales for the years ended 1999 and 1998, respectively.

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

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as well as net operating loss carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

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

NOTE 2 - BANKRUPTCY PROCEEDINGS

     On February 27, 1998, (the Petition Date), the Company filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court in the District of Rhode Island. The Company's wholly owned subsidiaries Victor and Victel were not party to the bankruptcy filing on the Petition Date. Pursuant to the filing of the voluntary petition, the Company filed a plan for financial reorganization in December, 1998.

     At the time of the Chapter 11 Bankruptcy, Quadrax was prohibited from paying and creditors were prohibited from attempting to collect claims or debts arising prior the Petition Date without approval of the Bankruptcy Court. The primary objective of the Company during the Chapter 11 Bankruptcy was to develop a Reorganization Plan, (the Plan) which with the concurrence of its creditors would allow the Company to operate without the supervision of the Bankruptcy Court. Such a plan was developed and approved by the United States Bankruptcy Court on October 21, 1999, with an effective date of November 5, 1999.

                               QUADRAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

     The implementation of the Plan called for the following:

     a) The merging of Victel and Victor into the Company with the assets and liabilities of Victel and Victor being assumed by the Company.

     b)   Payment in full to certain creditors of approximately $260,512.

     c) The general unsecured creditors of the Company holding allowed claims of approximately $6,744,130 receiving 11,376,883 newly issued shares, representing 46% of the outstanding new common stock, on a pro-rata basis, which have been valued at $2,047,887 plus cash equal to their pro-rata portion of approximately $500,000 held in escrow. These shares are to be fully registered stock with no restrictions on trading pursuant to the United States Security and Exchange Acts of 1933 and 1934, as amended, and were issued in February, 2000. All warrants to purchase common stock of the Company have been cancelled.

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

     d) The existing shareholders of the Company, approximately 11,000 beneficial owners, currently holding 44,453,334 shares of common stock, received 1,111,333 shares of newly issued stock, reflecting a forty for one reverse stock split and representing 5% of the common stock of the Company on a pro-rata basis.

     e) For the payment of $100,000, the Company is issuing 12,024,683 new shares, 49% of the outstanding new common stock shares of the Company ("the Private Placement Securities"), to a third party private investor group, which are being valued at $1,839,777. These shares were granted in recognition of the Investor Group advancing funds to the Company (see note 8b). These Private Placement Securities are restricted securities within the meaning of the Securities Act of 1933, as amended. The Private Investor Group after the effective date of the Plan may use the provisions of Rule 144 to resell these restricted securities without registration. The Private Investor Group acquiring the Private Placement Securities will be entitled to contractual transferable anti-dilution rights such that in the event the Company issues additional shares of stock, the Private Investor Group will also be issued additional shares of stock so that they continue to have a 49% interest in the total outstanding shares of the Company. Additionally, the Private Investor Group will have demand registration rights for the Private Placement Securities on Form S-3 starting when the Company becomes eligible to use such form under the Securities Act of 1933, as amended. The Private Investor Group will also be entitled to "piggy-back" registration rights for the Private Placement Securities.

                               QUADRAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 2 - BANKRUPTCY PROCEEDINGS (CONTINUED)

     f) The Company expects to continue the Quadrax Composites business by leasing equipment that is used to manufacture and produce its thermoplastic tape to an outside third party manufacturer who will utilize the tape produced to build their own unique product. The
          Company expects to receive fees equal to $0.50 per pound for thermoplastic tape produced by the lessee and sold to other users of the tape. It is expected that this agreement will insure the continuation of the Company's Quadrax Composites business and will add the support of a substantial end user of its thermoplastic tape to further the marketing strength of Quadrax Composites.

     g) The Company has purchased Directors and Liability Insurance, including company reimbursement, in the amount of $5,000,000 ("D&O Insurance") for the protection of the former and current officers and directors of the Company.

     h) All claims and debts against the Company originating prior to the Petition Date which were not accepted by the Company during the Chapter 11 Bankruptcy were dismissed and are no longer a liability of the Company.

NOTE 3 - LIQUIDITY

     The Company acquired Victor Electric Wire and Cable, Inc. its operating entity, in May, 1997 and it has incurred significant losses since the acquisition and expects to continue to incur losses in year 2000. The Company is dependent on revenues from operations and borrowings from its private investor group for working capital. The Company's revolving line of credit with its primary lender Congress Financial Corp. (Congress) expired May 7, 2000. On May 9, 2000, Congress notified the Company that it is in default of its loan agreement and adjusted the Company's ability to borrow by reducing its borrowing base.

     During the first five months of 2000, the Company has taken significant steps to increase its gross margins and reduce costs. The Company has hired certain professionals including a new chief executive officer to review all aspects of the Company's operations and to implement procedures in order to achieve profitability. Gross margins on product sales have been increased and costs have been reduced. However, based on current sales commitments, the Company will still need additional funding in order to meet its working capital needs through the year 2000. The Company will also need to renegotiate its current revolving loan agreement or obtain new financing.

     As of June 16, 2000, the Company is negotiating a forbearance agreement with Congress as well as attempting to obtain new financing from other sources.

NOTE 4 - INVENTORIES

     Inventories consist of the following:
                                                          December 31,
                                                     1999               1998
                                                     ----               ----

     Raw materials                             $   424,534          $   460,136
     Work in progress                              910,776              442,185
     Finished goods                                980,608              590,612
                                                ----------           ----------
                                               $ 2,315,918          $ 1,492,933
                                                ==========           ==========

                               QUADRAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 5 - ATTORNEYS ESCROW

     Attorneys escrow represents the balance still held by the Company's bankruptcy attorneys to be used to pay all pre-petition liabilities as per the bankruptcy settlement and certain post petition liabilities.

NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment consists of:
                                                              December 31,
                                                          1999          1998
                                                          ----          ----

     Machinery and equipment                         $3,251,191    $3,272,001
     Furniture, fixtures and office equipment           858,625       547,073
     Leasehold improvements                             128,693       120,255
                                                     ----------    ----------

                                                     $4,238,509    $3,939,329

     Less: Accumulated depreciation                   1,918,568     1,442,231
                                                      ---------     ---------

                                                     $2,319,941    $2,497,098
                                                      =========     =========

     Depreciation expense for the years ended December 31, 1999 and 1998, amounted to $476,337 and $595,105, respectively.

NOTE 7 - UNAMORTIZED LOAN PREMIUM

     As discussed in note 2e, the excess of the value of the shares received by the Private Investor Group over the cost is being recorded as a loan premium. The premium is being amortized over the remaining term of the Company's revolving loan with its primary lender (see note 8b).

NOTE 8 - DEBT

 Long-term debt consists of the following:

                                                              December 31,
                                                        1999           1998
                                                        ----           ----

 Note payable - bank revolver (a)                     $3,033,712    $2,244,611
 Note payable - bank term loans (a)                      696,090       701,336
 Notes payable - private investor group (b)            4,064,369     1,550,000
 Equipment notes payable, secured by the equipment       100,848           -0-
                                                      ----------    ----------
                                                      $7,895,019    $4,495,947
 Less:  Current maturities                            (3,222,052)   (  206,920)
                                                      ----------    ----------
                                                      $4,672,967    $4,289,027
                                                      ==========    ==========

                               QUADRAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

a) The Company has a $5,000,000 loan agreement with Congress Financial Corporation, ("Congress"). The loan arrangement with Congress provides for a three-year revolving credit facility, expiring May 7, 2000, of up to $3,550,000, a $950,000 fully amortizing five-year term loan and an equipment financing facility of up to $500,000, also based upon a five-year fully amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The loans are secured by all of the assets of the Company. As of December 31, 1999 and 1998, the total amount due Congress, pursuant to this loan agreement, was $3,729,802 and $2,945,947, respectively.

b) The Company issued Note Obligations ("Notes") for all advances from the Private Investor Group. The notes are repayable, contingent on the Company meeting various financial covenants, and bear interest at a rate of 8% per annum until maturity. Of these notes $2,400,000 are collateralized by all the assets of the Company, and are subordinated to the security interest of the Company's primary lender, Congress Financial Corporation. Through December 31, 1999, the Company has received $4,064,369 in cash pursuant to the Note Obligations.

NOTE 9 - STOCKHOLDERS' EQUITY

     The Company's capital structure is as follows:

     Original Convertible Preferred Stock, $.01 par value, - 0 - shares authorized, issued and outstanding at December 31, 1999 and 1998. All shares of Original Convertible Preferred Stock were converted into common stock, which was then redeemed by the Company for a normal consideration.

     Class A Convertible Preferred Stock, Series A, $10.00 par value, 300,000 shares authorized at December 31, 1999 and 1998, and - 0 - shares issued and outstanding at December 31, 1999 and 1998. Class A Convertible Preferred Stock, Series B, $0.01 par value, 7,000 shares authorized at December 31, 1999 and 1998, and - 0 - shares issued at December 31, 1999 and 1998.

     Common Stock, $.000009 par value, 90,000,000 shares authorized December 31, 1999 and 1998, 24,540,170 and 1,138,604 shares issued at December 31, 1999 and
1998, respectively, and 24,512,899 and 1,111,333 shares outstanding at December 31, 1999 and 1998, respectively. These amounts reflect an adjustment for a forty for one reverse stock split effective November 5, 1999.

     Additionally, all common shares granted pursuant to the bankruptcy reorganization are reflected as issued and outstanding at December 31, 1999, since all rights to receive these shares were granted as of November 5, 1999, the effective date that the Company emerged from Chapter 11 bankruptcy.

     As part of the bankruptcy reorganization, all outstanding warrants and options were cancelled.

                               QUADRAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     A) RENT - The Company is obligated under a real property operating lease, expiring on December 31, 2001, for the premises it occupies in West Warwick, Rhode Island.

              Minimum future annual rental payments excluding payments, for real estate tax and other costs, are as follows:

                    December 31,

                     2000                             $250,000
                     2001                              250,000

              Rent expense charged to operations for the years ended December 31, 1999 and 1998 amounted to $250,000 and $249,268, respectively.

              As of June 16, 2000, the Company has been engaged in a dispute with its landlord regarding certain rights, privileges and obligations which if not resolved could cause the Company to be evicted from its premises.

     B) COPPER CONTRACTS - The Company maintains medium-term supply arrangements for all its copper needs in the form of purchase orders issued to copper suppliers covering projected eight-month requirements.

     C) UNION CONTRACT - The Company has an agreement with the International Brotherhood of Electrical Workers Trade Union, which terminates on April 7, 2000. The agreement covers all non office personnel.

     D) DEFINED CONTRIBUTION PLAN - The Company has a defined contribution plan (401K) for substantially all employees over the age of 21 not covered under collective bargaining agreements. All employees with at least three months of service to the Company can contribute a percentage of their gross salaries limited to Internal Revenue Service regulations. The Company contributes to this plan as a match of the employees' contributions limited to 2 1/2%. Expenses recorded under this plan amounted to $73,378 and $100,863 for the years ended December 31, 1999 and 1998, respectively.

     E) PRODUCT LIABILITY - The Company is subject to product liability litigation on a recurring basis from persons suffering shocks from electrical appliances and other product failures. The Company maintains insurance coverage against such liabilities in amounts, which in the opinion of management, are adequate against the risks assumed.

     F) LEGAL PROCEEDINGS - From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.

     G) EMPLOYMENT CONTRACTS - As part of the bankruptcy proceedings at December 31, 1998, all employment contracts entered into by the Company have been canceled.

                               QUADRAX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 11 - INCOME TAXES

     Due to net losses incurred by the Company in each year since its inception, no provision for income taxes has been recorded. The Company has net operating loss carryforwards in the amount of approximately $70,127,000 and $71,300,000 and research and development tax credit carryforwards in the amount of $325,000 at December 31, 1999 and 1998. These carryforwards expire at various times from 2002 to 2014.

     The relationship of tax expense to loss before income taxes differs from the U.S. statutory rate primarily because of the net operating loss carryforward. A valuation allowance has been recognized to offset net deferred tax assets which consist primarily of the tax benefits associated with the net operating losses, since the realization of tax benefits of net operating loss carryforward is not assured. The valuation allowance has been adjusted to adjust for the deferred tax benefits that may not be fully realized prior to expiration.

                                                          December 31,
                                                     1999              1998
                                                     ----              ----
     Deferred tax assets:

       Net loss                                    $29,663,000   $30,077,000
       Less valuation allowance                     29,362,000    29,776,000
                                                    ----------    ----------

       Total deferred tax assets                       301,000       301,000

     Deferred tax liabilities:

       Other                                        (  301,000)   (  301,000)
                                                    ----------    ----------

       Net deferred taxes                          $     - 0 -    $    - 0 -
                                                    ==========     =========

NOTE 12 - DISCONTINUED OPERATIONS

     The Company ceased certain operations of its Quadrax (Composite) division during 1998 and disposed of certain of its assets. Information attributable to loss from these discontinued operations is summarized as follows:


                                                                   December 31,
                                                                  1999        1998
                                                                  ----        ----
     Loss from discontinued operations:

     Sales                                                                    $  95,802
                                                                              ---------

     Cost of goods sold                                                         945,601
     Selling, general and administrative                         $306,782       657,667
     Depreciation and amortization                                              212,198
                                                                  -------     ---------

     Total costs                                                  306,782     1,815,466
                                                                  -------     ---------

     Loss from discontinued operations                          $(306,782)  $(1,719,664)
                                                                  =======     =========

     The loss from disposal of assets is summarized as follows:

     Carrying value of assets disposed                                       $2,103,826
     Less:  Net proceeds                                                        393,866
                                                                             ----------

     Loss from disposal of assets                                           $(1,709,960)
                                                                              =========

                                      F-13