Form 10QSB
period 2000-03-31
QUADRAX CORP
filed 2000-09-05
CIK 814273

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during thepast 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No X

As of March 31,2000, there were outstanding 24,512,999 shares of Common Stock, par value $.000009 per share.

                                                                                     Page

Part I - Financial Information
Item 1    Condensed Financial Statements

          Consolidated Balance Sheets at March 31, 2000, (Unaudited),
          and at December 31, 1999                                                 3-4

          Consolidated Statements of Operations, (Unaudited),
          for the three months ended March 31, 2000,  and
          March 31, 1999                                                           5

          Consolidated Statements of Cash Flows,(Unaudited),
          for the three months ended March 31, 2000, and
          March 31, 1999                                                           6-7

          Notes to Condensed Financial Statements (Unaudited)                      8-11

Item 2    Management's Discussion and Analysis of Financial
Conditions and Resultsof Operations.                                               12-14



Part II - Other Information                                                          15

Item 6    Exhibits and Reports on Form 8-K                                           16


Signature

                               Quadrax Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS

                                                   March 31,      December 31,
                                                       2000             1999
                                                    ---------        ---------
Current assets:
  Cash and cash equivalents                       $    5,625       $   72,567
  Accounts receivable, less allowances
    of $129,518, at March 31, 2000 and
     at December 31, 1999                          3,018,950        2,256,486
  Inventories                                        914,345        2,315,918
  Attorney's escrow                                      -0-           40,460
  Unamortized loan premium                           372,809        1,242,698
  Other current assets                               113,783          117,818
                                                    ---------        ---------
                              TOTAL CURRENT ASSETS 4,425,512        6,045,947

Property, plant and equipment, net                 2,214,140        2,319,941

Other assets                                          92,334          114,317
                                                   ----------       ----------

                                     TOTAL ASSETS$ 6,731,986       $8,480,205
                                                   ==========       ==========

     See accompanying notes to the consolidated financial statements.

                              Quadrax Corporation

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                March 31,       December 31,
                                                   2000             1999
                                                ---------        ---------
Current liabilities:
  Accounts payable                            $  2,943,803         2,705,493
  Accrued  expenses                                815,902           608,835
  Current portion of long term debt              4,578,520         3,222,052
                                                 ---------         ---------
                    TOTAL CURRENT LIABILITIES    8,338,225         6,536,380

Long-term debt, less current portion             4,511,513         4,672,967
                                                 ---------         ---------
                            TOTAL LIABILITIES   12,849,738        11,209,347
                                                 ---------         ---------

Stockholders' equity:
  Common stock                                         221               221
  Additional paid-in capital                    77,055,257        77,055,257
  Retained earnings, deficit                   (81,446,681)      (78,058,071)
                                                 ---------        ----------
                                                (4,391,203)       (1,002,593)

Less: Treasury stock, at cost                   (1,726,549)       (1,726,549)
                                                 ---------        ----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)   (6,117,752)       (2,729,142)
                                                 ---------        ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $6,731,986       $ 8,480,205
                                                ==========         =========

      See accompanying notes to the consolidated financial statements.

                           Quadrax Corporation
          Condensed Consolidated Statements of Operations
                             (Unaudited)


                                       Three Months Ended March 31,
                                  --------------------------------------
                                    2000                  1999
                                   ---------            ---------
NET SALES                         $4,168,645           $3,531,308

COST OF GOODS SOLD                 5,995,806            3,326,117
                                   ---------            ---------
     Gross Profit                 (1,827,161)             205,191

OPERATING EXPENSES:
 Selling, general and
 administrative                    1,367,946              563,583
                                   ---------            ---------
Income(Loss)
  from operations                 (3,195,107)            (358,392)

OTHER INCOME (EXPENSE):
Interest expense                  (188,665)            (132,850)
Other income,(expense), net         (4,838)               7,450
                                  --------             --------
NET(LOSS)                      ($3,388,610)          ($ 483,792)
                                 =========           ==========

NET LOSS PER COMMON SHARE           ($0.14)              ($0.44)
                                  =========            =========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING             24,512,899            1,111,333 (1)
                                ==========           ==========
(1) (Restated to reflect 1 for 40 reverse stock split on November 5, 1999)

        See accompanying notes to the consolidated financial statements.

                               Quadrax Corporation
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                Three Months          Three Months
                                                   Ended                  Ended
                                               March 31, 2000         March 31, 1999
                                              ----------------       ----------------
Cash flows from operating activities:
Net loss                                        ($ 3,388,610)          ($  483,792)
 Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation & amortization of fixed assets      118,028               107,291
    Amortization of intangibles                        5,160                 5,160
    Amortization of loan premium                     869,880                   -0-
    Increase (decrease) in cash resulting
     from changes in:
       Accounts receivable                          (762,464)             (412,849)
       Inventories                                (1,401,573)             (291,630)
       Attorney's escrow                              40,460                   -0-
       Prepaid expenses and other                     20,858                66,396
       Accounts payable and accrued expenses         445,377              (420,462)
       Reclassification of long-term debt            154,710                   -0-
                                                  -----------          -----------
 Net cash used in operating activities            (1,095,028)           (1,429,886)
                                                  -----------          -----------
Cash flows from investing activities:
 Capital expenditures, net                           (12,227)             (119,938)
 Other intangible assets purchased                        -0-              (38,434)
                                                 -----------           -----------
Net cash provided by (used)
 in investing activities                             (12,227)             (158,372)
                                                 -----------           -----------
Cash flows from financing activities:
 Advances by private investor                        470,000               585,000
 Issuance of debt                                  4,287,610             3,975,000
 Repayment of debt                                (3,717,297)           (2,978,476)
                                                 -----------           -----------
Net cash provided by financing activities          1,040,313             1,581,524
                                                 -----------           -----------
Net increase (decrease) in cash
  and cash equivalents                               (66,942)               (6,734)
Cash and cash equivalents at
  beginning of period                                 72,567                44,805
                                                 -----------           -----------
Cash and cash equivalents
  at end of period                               $     5,625            $   38,071
                                                 ===========            ==========
Supplemental cash flow information:

 Cash interest paid                              $   123,487            $   82,905
                                                 ===========            ==========

        See accompanying notes to the consolidated financial statements.

                               QUADRAX CORPORATION
                           for the Three Months Ended

                        March 31, 2000 and March 31, 1999

Supplemental schedule of significant noncash transactions:

2000:

  None

1999:

  None

                               Quadrax Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Significant Accounting Policies.

The unaudited condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and March 31, 1999. The results of operations for the three month period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. These Condensed Financial Statements should be read in conjunction with the Condensed Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1999.

2.       Debt

Note Payable - Revolver and Bank

The Company has entered into a $5,000,000 loan agreement with Congress Financial Corporation, ("Congress"). The loan arrangement with Congress provides for a three-year revolving credit facility of up to $3,550,000, a $950,000 fully amortizing five-year term loan and an equipment financing facility of up to $500,000, also based upon a five year fully amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The total amount due Congress pursuant to this loan agreement was $4,578,520 and $3,729,802 as of March 31, 2000 and December 31, 1999, respectively.

This Agreement is secured by substantially all of the Company's assets including, but not limited to, inventory, receivables, and fixed assets. The amount available under the revolving loan is limited by a formula based on accounts receivable and inventory.

3.       Liquidity

The Company acquired Victor Electric Wire and Cable, Inc. its operating entity, in May 1997 and it has incurred significant losses since the acquisition and expects to continue to incur losses in the year 2000. The Company is dependent on revenues from operations and borrowings from its Private Investor Group for working capital. The Company's working capital needs are being provided for by ColeVic, LLC whose principals have a controlling interest in Quadrax Corporation. As a result of this arrangement, the Company's new revenues are being generated by ColeVic. ColeVic will also reimburse the Company for use of any pre-existing inventory used in the manufacturing process. Currently, ColeVic is compensating the Company for material and labor costs associated with the generation of new revenues. The Company's revolving line of credit with its primary lender, Congress, expired May 7, 2000. On May 9, 2000, Congress notified the Company that it is in default of its loan agreement and elected to take the following actions, without waiving its other rights and remedies: a) raising the interest rate on the Company's loan to 4.5 % per annum in excess of the Prime Rate;
b)reducing the maximum credit to $4,000,000.00; and c) reducing the amount that can be borrowed against inventory to a maximum of $1,000,000. Congress has a first priority security interest in all the assets of the Company. Subsequent to May 9, 2000, Congress ceased advancing money to the Company.

On August 16, 2000, Congress obtained an ex parte Equitable Attachment and Temporary Restraining Order in Massachusetts Superior Court against the Company seeking to prevent the Company from continuing to conduct business pursuant to the terms of its arrangement with ColeVic, LLC (the "Temporary Orders"). Congress based its action, inter alia, on an allegation that the arrangement with ColeVic, LLC illegally circumvented the Company's agreement that Congress would have a first perfected security interest in the assets of the Company, including its accounts receivable. On August 22, 2000, a Preliminary Injunction hearing was held at which the Judge modified the Temporary Orders to allow the Company and ColeVic to continue to operate and pay payroll and related employee expenses, utility charges and vendors for material purchases for inventory. The Company does not believe that the Court in this matter has jurisdiction to issue the relief sought by Congress. In addition, the Company intends to defend this matter vigorously on the merits. The Company continues to operate on the basis on the Temporary Orders as modified. No preliminary injunction or other definitive ruling has been issued in this matter.

A second factor which could affect the Company's operations in year 2000 is that the Company and its landlord are involved in a dispute regarding certain rights, privileges and obligations which if not resolved could cause the Company to be evicted from its principal manufacturing premises.

Notwithstanding the above, during the first six months of 2000, the Company has taken significant steps to increase its gross margins and reduce costs, the Company has hired certain professionals including a new chief executive officer to review all aspects of the Company's operations and to implement procedures in order to achieve profitability. Gross margins on product sales have been increased and costs have been reduced. However, based on current sales commitments, the Company will still need additional funding in order to meet its working capital needs through the year 2000. The Company will also need to obtain new bank financing.

4.       Stockholders' Equity

The Company's capital shares are as follows:

Class A Convertible Preferred Stock, $10.00 par value, 300,000 shares authorized at March 31, 2000 and December 31, 1999, and -0- shares issued and outstanding at March 31, 2000 and December 31, 1999.

Common Stock, $.000009 par value, 90,000,000 shares authorized March 31, 2000 and December 31, 1999, 24,540,170 shares were issued at March 31, 2000 and December 31, 1999, respectively, and 24,512,899, shares were outstanding at March 31, 2000 and December 31, 1999, respectively. The treasury shares of 25,271 account for the difference in the issued and outstanding shares.

5.       Earnings Per Share

For the fiscal periods ending March 31, 2000 and March 31, 1999, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.

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

This Plan was approved by the United States Bankruptcy Court on October 21, 1999, with an effective date of November 5, 1999. On April 12, 2000, the Court issued its final decree discharging the Company from Chapter 11 Bankruptcy proceedings. The details of the Plan and its implementation are more fully discussed in the Company's Form 10-KSB for the fiscal year ending December 31, 1999.

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

Bankruptcy Filing

     Since the Petition Date, the Company was operated as a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code. Accordingly, claims which were the subject of pre-petition litigation were stayed and those claims together with claims arising from pre-petition defaults and events of default caused by the filing of the petition were resolved in the bankruptcy proceedings. The bankruptcy case itself was resolved by a confirmation of a plan of reorganization proposed by the Company and agreed to by its creditors and confirmed by the United States Bankruptcy Court on October 21, 1999 with an effective date of November 5, 1999. On April 12, 2000, the Court issued its final decree discharging the Company from Chapter 11 Bankruptcy. proceedings. (See Note 6. Bankruptcy Proceedings)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

     Total revenues recognized during the three months ended March 31, 2000 ("2000 Period") were $4,169,000, an increase of $638,000 from revenues of $3,531,000 for the three months ended March 31, 1999, ("1999 Period"). The primary reason for this increase in sales is that one of the Company's larger customers significantly increased its purchases in the 2000 period as compared to the 1999 period.

     Cost of goods sold for the 2000 period of $5,996,000 increased $2,670,000 from $3,326,000 for the three months ended March 31, 1999. The primary reason for this increase in cost of sales is that the Company adjusted its inventory values at March 31, 2000 for potential writedowns and obsolescence. These inventory valuation adjustments were reflected by the Company as a cost of goods sold.

     Selling general and administrative expenses incurred in the three months ended March 31, 2000 were $1,368,000 compared to $564,000 in the 1999 period, an increase of $804,000. The primary reason for this increase is the amortization of the loan premium of $870,000 relating to the value placed on the shares of the Company's stock received by the Private Investor Group at the time of the Bankruptcy reorganization in November 1999.

     Interest expense for the 2000 period of $189,000, increased $56,000 from $133,000 for the 1999 period. The reasons for this increase are as follows: one, the higher level of borrowings from Congress Financial; two, the increase in advances from the Private Investor Group; and three, the increase in the prime interest rate in the 2000 period compared to the 1999 period.

     Other expense increased $12,000 in the 2000 period to $5,000 from income of $7,000 in the 1999 period, an insignificant fluctuation.

     The Company's net loss in the 2000 period of $3,389,000 increased $2,905,000 as compared to the 1999 period, primarily for the reasons discussed above.

     FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had total assets of $6,731,986 and a stockholders' deficit of $6,117,752. Current assets were $4,425,512 and current liabilities were $8,338,225, resulting in a working capital deficit of
$3,912,000. The primary reasons for the working capital deficit are: one, the current liabilities as of March 31, 2000 reflect all the monies due Congress Financial as of that date, $4,578,520, which debt has been classified as a current liability in that Congress Financial notified the Company on May 9, 2000 that the loan was in default and was due and payable in full; and two, the inventory adjustment that the Company recorded in the 2000 period to reflect potential inventory obsolescence and writedowns.

     Cash and cash equivalents decreased by $67,000 from December 31, 1999 to $6,000 at March 31, 2000, an insignificant fluctuation.

     Accounts receivable increased by approximately $762,000, from December 1999 to $3,019,000 at March 31, 2000. The primary reason for this increase is the delay in payments by two of the Company's customers: one, a domestic customer and two, the Company's largest Mexican customer.

     Inventories decreased by $1,402,000. The reason for this decrease is that the Company adjusted the carrying value of its inventory at March 31, 2000 for potential writedowns and obsolescence.

     Attorney's escrow decreased by $40,000 to zero at March 31, 2000. The reason for this decrease reflects the finalization of the Company's Chapter 11 Reorganization proceedings on April 12, 2000, and the payment of monies to creditors pursuant to the Company's Reorganization Plan approved by the Bankruptcy Court in November 1999.

     Unamortized loan premium decreased $870,000 to $373,000 at March 31, 2000. The reason for this decrease reflects the amortization of the value placed on the shares of the Company's stock received by the Private Investor Group at the time of the Bankruptcy Reorganization in November 1999.

     Other current assets decreased $4,000 in the 2000 period to $114,000 at March 31, 2000, an insignificant fluctuation.

     The current portion of long-term debt increased by $1,356,000 to $4,579,000 at March 31, 2000. The primary reason for this increase is the reclassification of all monies due Congress Financial being shown as a current liability due to the default notice received by the Company on May 9, 2000 calling the loans and making them all due and payable.

     Accounts payable and accrued expenses increased by $445,000 at March 31, 2000. The reason for this increase reflects the Company's higher level of business in the 2000 period as compared to the 1999 period.

     Long term debt, net of the current portion, decreased $161,000 in the 2000 period to $4,512,000 at March 31, 2000. The reason for this decrease is twofold: one, the Private Investor Group advanced an additional $470,000 to the Company in the 2000 period; and two, offsetting these advances was the reclassification of all the long-term monies due Congress Financial Corporation, to being a current liability as of March 31, 2000.

     In the first three months of fiscal 2000, capital expenditures were approximately $15,000, an insignificant amount.

     The Company generated revenues of approximately $4,169,000 in the first three months of fiscal 2000, and, as a result, operations were not a total source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations.

     The Company's working capital needs are being provided for by ColeVic, LLC whose principals have a controlling interest in Quadrax Corporation. As a result of this arrangement, the Company's new revenues are being generated by ColeVic. ColeVic will also reimburse the Company for use of any pre-existing inventory used in the manufacturing process. Currently, ColeVic is compensating the Company for material and labor costs associated with the generation of new revenues. Net funds provided by financing activities in the first three months of fiscal 2000, after giving effect to the repayment of debt, totaled approximately $1,040,000, as compared to $1,582,000 during the three months ended March 31, 1999.

     The Company's revolving line of credit with the Primary Lender matured May 7, 2000. On May 9, 2000, the Company's Primary Lender notified the Company that it was in default on its loan agreement and elected to take the following actions, without waiving its other rights and remedies: a) raising the interest rate on the Company's loan to 4.5% per annum in excess of the Prime Rate; b) reducing the maximum credit to $4,000,000.00; and c) reducing the amount that can be borrowed against inventory to a maximum of $1,000,000. The Primary Lender has a first priority security interest in all the assets of the Company. Subsequent to May 9, 2000, the Company's Primary Lender ceased advancing money to the Company.

     On August 16, 2000, Congress obtained an ex parte Equitable Attachment and Temporary Restraining Order in Massachusetts Superior Court against the Company seeking to prevent the Company from continuing to conduct business pursuant to the terms of its arrangement with ColeVic, LLC (the "Temporary Orders"). Congress based its action, inter alia, on an allegation that the arrangement with ColeVic, LLC illegally circumvented the Company's agreement that Congress would have a first perfected security interest in the assets of the Company, including its accounts receivable. On August 22, 2000, a Preliminary Injunction hearing was held at which the Judge modified the Temporary Orders to allow the Company and ColeVic to continue to operate and pay payroll and related employee expenses, utility charges and vendors for material purchases for inventory. The Company does not believe that the Court in this matter has jurisdiction to issue the relief sought by Congress. In addition, the Company intends to defend this matter vigorously on the merits. The Company continues to operate on the basis on the Temporary Orders as modified. No preliminary injunction or other definitive ruling has been issued in this matter.

     A second factor which could affect the Company's operations in year 2000 is that the Company and its landlord are involved in a dispute regarding certain rights, privileges and obligations which if not resolved could cause the Company to be evicted from its principal manufacturing premises.

     Notwithstanding the above, the Company during the first six months of 2000 has taken significant steps to increase its gross margins and reduce costs. The Company has hired certain professionals to review all aspects of the Company's operations and to implement procedures in order to achieve profitability. Gross margins on product sales have been increased and costs have been reduced. On August 31, 2000, the Company began to move some of its wire and cable equipment to a manufacturing facility in El Paso, Texas. This step is the first in a larger initiative to out source certain of the Company's manufacturing functions. It is expected that in several months, the Company will be producing all of its PVC products in El Paso.

     However, based on current sales commitments, the Company will still need additional funding in order to meet its working capital needs through the year 2000. The Company will also need to obtain new bank financing.

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

QUADRAX CORPORATION

PART II - OTHER INFORMATION

     Item 3.   Defaults Upon Senior Securities

     As of May 9, 2000, Quadrax was notified that it was in default on its Congress debt. On August 16, 2000, Congress Financial demanded that all monies due as of August 15, 2000, $1,616,928, be paid immediately. The amount of the Congress debt outstanding at March 31, 2000 was approximately $4,578,520.

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


                         QUADRAX CORPORATION

                  By: /s/ Thomas V. Desmond
                      ---------------------
                           Thomas V. Desmond
                           President and Chief Executive Officer
                            (Principal Executive Officer)
                            Dated:  September 1, 2000