Form 10QSB
period 2000-06-30
QUADRAX CORP
filed 2000-09-05
CIK 814273

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

                                 (401) 821-1700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No X

As of June 30, 2000, there were outstanding 24,512,899 shares of Common Stock, par value $.000009 per share.

                                      Page

Part I -Financial Information

Item 1    Condensed Financial Statements

          Consolidated Balance Sheets at June 30, 2000, (Unaudited),
          and at December 31, 1999                                          3-4

          Consolidated Statements of Operations, (Unaudited),
             for the six months ended June 30, 2000,  and
             June 30, 1999                                                    5

             Consolidated Statements of Cash Flows,(Unaudited),
             for the six months ended June 30, 2000, and
             June 30, 1999                                                  6-7

          Notes to Condensed Financial Statements (Unaudited)              8-11

Item 2    Management's Discussion and Analysis of Financial
          Conditions and Results of Operations.                           12-14

Part II -Other Information                                                   15

Item 6    Exhibits and Reports on Form 8-K                                   16


Signature

                               Quadrax Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS

                                                        June 30,            December 31,
                                                          2000                  1999
                                                       ---------              ---------
Current assets
           Cash and cash equivalents                  $     59,547           $   72,567
           Accounts receivable, less allowances
             of $329,518, at June 30, 2000 and
              at December 31, 1999                       1,430,759            2,256,486
           Inventories                                     443,745            2,315,918
           Attorney's escrow                                   -0-               40,460
           Unamortized loan premium                            -0-            1,242,698
           Other current assets                            137,038              117,818
                                                         ---------            ---------
                                  TOTAL CURRENT ASSETS   2,071,089            6,045,947


         Property, plant and equipment, net              1,976,214            2,319,941


         Other assets                                       54,641              114,317
                                                        ----------           ----------

                                          TOTAL ASSETS  $4,101,944           $8,480,205
                                                        ==========           ==========

        See accompanying notes to the consolidated financial statements.

                               Quadrax Corporation
                     Consolidated Balance Sheets (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  JUNE 30,               December 31,
                                                    2000                    1999
                                                 ---------                ---------
Current liabilities:
  Accounts payable                           $    3,265,989               2,705,493
  Accrued  expenses                                 822,216                 608,835
  Current portion of long term debt               2,643,413               3,222,052
                                                  ---------               ---------
                    TOTAL CURRENT LIABILITIES     6,731,618               6,536,380



Long-term debt, less current portion              4,204,699              4,672,967

                                                  ---------               ---------
                            TOTAL LIABILITIES    10,936,317              11,209,347
                                                  ---------               ---------

Stockholders' equity:
  Common stock                                          221                     221
  Additional paid-in capital                     77,055,257              77,055,257
  Retained earnings, deficit                    (82,163,302)            (78,058,071)
                                                  ---------              ----------
                                                 (5,107,824)             (1,002,593)

Less: Treasury stock, at cost                    (1,726,549)             (1,726,549)
                                                  ---------              ----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    (6,834,373)             (2,729,142)
                                                 ---------               ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $4,101,944             $ 8,480,205
                                                 ==========              ==========

      See accompanying notes to the consolidated financial statements.

                               Quadrax Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                    Three Months Ended June 30,         Six Months Ended June 30,
                  ------------------------------     -----------------------------
                           2000         1999               2000          1999
                       ----------    ----------            ----------   -----------
NET SALES              $2,840,285    $3,547,330           $7,008,930  $ 7,078,638

COST OF GOODS SOLD      2,272,228     3,243,789            8,268,034    6,569,906
                       ----------    ----------            ----------   -----------
     Gross Profit         568,057       303,541           (1,259,104)     508,732


OPERATING EXPENSES:

Selling, general and
 administrative           679,848       479,440            1,550,714    1,043,023
                       ----------    ----------            ----------   -----------
Income(Loss)
  from operations        (111,791)     (175,899)          (2,809,818)    (534,291)


OTHER INCOME (EXPENSE):

Interest expense         (231,269)     (138,249)            (419,934)    (271,099)
Other, net                  ( 752)      (21,802)              (5,590)     (14,352)
Loan premium discount    (372,809)           -0-            (869,889)          -0-
                       ----------    ----------            ----------   -----------
Income(Loss)
 Continuing Operations  ($716,621)   ($ 335,950)         ($4,105,231)    (819,742)
Loss From
 Discontinued Operations                     -0-                             -0-
                       ----------    ----------            ----------   -----------

     NET INCOME(LOSS)   ($716,621)    ($ 335,950)        ($4,105,231)   ($819,742)
                       ==========    ==========            ==========   ===========

NET LOSS PER COMMON SHARE  ($0.03)        ($0.01)             ($0.17)      ($0.02)
                       ==========    ==========            ==========   ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING     24,512,899     44,453,334         24,512,899   44,453,334
                       ==========    ==========            ==========   ===========

         See accompanying notes to the consolidated financial statements

                               Quadrax Corporation
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                         Six Months             Six Months
                                                            Ended                 Ended
                                                        June 30, 2000          June 30, 1999
                                                        -------------          -------------
Cash flows from operating activities:
Net loss                                                  ($4,105,231)   ($  819,742)
Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation & amortization of fixed assets               942,367        236,921
    Amortization of intangibles                             1,242,698         10,320
 Increase (decrease) in cash resulting from changes in:

       Accounts receivable                                    825,727       (200,810)
Inventories                                                (1,872,173)      (316,603)
       Prepaid expenses and other                              80,915        186,398
       Accounts payable and accrued expenses                  773,877       (639,369)
                                                           ----------     ----------
 Net cash used in operating activities                      1,632,526     (1,542,885)
                                                           ----------     ----------
Cash flows from investing activities:

 Capital expenditures, net                                        -0-       (119,938)
 Other intangible assets purchased                                -0-        (34,940)
                                                           ----------     ----------
Net cash used in investing activities                             -0-       (154,878)
                                                           ----------     ----------
Cash flows from financing activities:

  Advances by private investor                                    -0-      1,035,000
 Issuance of debt                                                 -0-      7,778,600
 Repayment of debt                                         (1,645,546)    (7,123,163)
                                                           ----------     ----------
Net cash provided by financing activities                  (1,645,546)     1,690,437
                                                           ----------     ----------
Net increase (decrease) in cash
  and cash equivalents                                        (13,020)        (7,326)
Cash and cash equivalents at
  beginning of period                                          72,567         44,805
                                                           ----------     ----------
Cash and cash equivalents
  at end of period                                        $    59,547    $    37,479
                                                           ===========    ==========
Supplemental cash flow information:
 Cash interest paid                                       $   246,000    $   166,357
                                                           ===========    ==========

         See accompanying notes to the consolidated financial statements

                               QUADRAX CORPORATION
                            for the Six Months Ended
                         June 30, 2000 and June 30, 1999


     Supplemental schedule of significant noncash transactions:

     2000:

       None

     1999:

       None

                               Quadrax Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Significant Accounting Policies.

The unaudited condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2000 and the results of operations for the six months ended June 30, 2000 and June 30, 1999. The results of operations for the six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. These Condensed Financial Statements should be read in conjunction with the Condensed Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1999.

2.        Debt

Note Payable -Revolver and Bank

The Company has entered into a $5,000,000 loan agreement with Congress Financial Corporation, ("Congress"). The loan arrangement with Congress provides for a three-year revolving credit facility of up to $3,550,000, a $950,000 fully amortizing five-year term loan and an equipment financing facility of up to $500,000, also based upon a five year fully amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The total amount due Congress pursuant to this loan agreement was $2,799,413 and $3,729,802 as of June 30, 2000 and December 31, 1999, respectively.

This Agreement is secured by substantially all of the Company's assets including, but not limited to, inventory, receivables, and fixed assets. The amount available under the revolving loan is limited by a formula based on accounts receivable and inventory.

3.        Liquidity

The Company acquired Victor Electric Wire and Cable, Inc. its operating entity, in May 1997 and it has incurred significant losses since the acquisition and expects to continue to incur losses in the year 2000. The Company is dependent on revenues from operations and borrowings from its Private Investor Group for working capital. The Company's working capital needs are being provided for by ColeVic, LLC whose principals have a controlling interest in Quadrax Corporation. As a result of this arrangement, the Company's new revenues are being generated by ColeVic. ColeVic will also reimburse the Company for use of any pre-existing inventory used in the manufacturing process. Currently, ColeVic is compensating the Company for material and labor costs associated with the generation of new revenues. The Company's revolving line of credit with its primary lender, Congress Financial Corp. expired May 7, 2000. On May 9, 2000, Congress notified the Company that it is in default of its loan agreement and elected to take the following actions, without waiving its other rights and remedies: a) raising the interest rate on the Company's loan to 4.5 % per annum in excess of the Prime Rate; b)reducing the maximum credit to $4,000,000.00; and
c) reducing the amount that can be borrowed against inventory to a maximum of $1,000,000. Congress has a first priority security interest in all the assets of the Company. Subsequent to May 9, 2000, Congress ceased advancing money to the Company.

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

4.        Stockholders' Equity

The Company's capital shares are as follows:

Class A Convertible Preferred Stock, $10.00 par value, 300,000 shares authorized at June 30, 2000 and December 31, 1999, and -0-shares issued and outstanding at June 30, 2000 and December 31, 1999.

Common Stock, $.000009 par value, 90,000,000 shares authorized June 30, 2000 and December 31, 1999, 24,540,170 shares were issued at June 30, 2000 and December 31, 1999, respectively, and 24,512,899, shares were outstanding at June 30, 2000 and December 31, 1999, respectively. The treasury shares of 25,271 account for the difference in the issued and outstanding shares.

5.        Earnings Per Share

For the fiscal periods ending June 30, 2000 and June 31, 1999, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.

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

Bankruptcy Filing

         Since the Petition Date, the Company was operated as a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code. Accordingly, claims which were the subject of pre-petition litigation were stayed and those claims together with claims arising from pre-petition defaults and events of default caused by the filing of the petition were resolved in the bankruptcy proceedings. The bankruptcy case itself was resolved by a confirmation of a plan of reorganization proposed by the Company and agreed to by its creditors and confirmed by the United States Bankruptcy Court on October 21, 1999 with an effective date of November 5, 1999. On April 12, 2000, the Court issued its final decree discharging the Company from Chapter 11 Bankruptcy. proceedings. (See Note 6. Bankruptcy Proceedings)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

         Total revenues recognized during the three months ended June 30, 2000 ("2000 Period") were $2,840,285 a decline of $707,045 from revenues of $3,547,330, for the three months ended June 30, 1999, ("1999 Period"). This decrease in sales is due to the Company's lack of working capital to purchase raw materials.

         Cost of goods sold for the 2000 Period of $2,272,228 decreased $971,561 compared to the 1999 Period from $3,243,789. The reason for this decrease is reflective of the change in the Company's product mix and the decrease in revenues.

         Selling general and administrative expenses incurred in the 2000 Period were $679,848 compared to $479,440 in the 1999 Period, an increase of $200,408. The reason for this increase is that the

Company incurred additional legal and consulting fees during this period.

         Interest expense for the 2000 period of $231,269 was an increase of $93,020 over the 1999 Period of $138,249. The primary reason for this increase is the advances made by the private investor group to the Company during the 2000 Period.

         Other income decreased $21,050 in the 2000 period to $752 from $21,802 in the 1999 Period, this decrease is a result of no assets being disposed of or other sources of income being generated.

         The Company's net loss in the 2000 Period of $716,621 increased $380,671 as compared to the 1999 Period loss of $335,950, primarily for the reasons discussed above.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Total revenues recognized during the six months ending June 30, 2000 ("2000 Period") were $7,008,930, a decline of $69,708 from revenues of $7,078,638 for the 1999 Period. This decrease in sales is primarily attributable to the Company's lack of working capital to purchase raw materials during the three months ended June 30, 2000.

         The cost of goods sold for the 2000 Period was $8,268,034, which represented 1.17% of sales. The cost of goods sold for the 1999 Period was $6,569,096 which represented.93% of sales. The primary reason for this increase in cost of goods sold reflects an adjustment to the inventory values at March 31, 2000 for potential writedowns and obsolescence.

         Selling, general and administrative expenses ("SG&A") increased by $507,691 in the 2000 Period to $1,550,714, compared to $1,043,023 in the 1999
Period. The primary reason for this increase is the additional legal and consulting costs during this period.

         Interest expense increased $148,835 to $419,934 in the 2000 Period from $271,099 in the 1999 Period. The reasons for this increase are: one, the funds loaned to the Company by the private investor group; and two, an increase in the revolving line of credit during the first quarter of 2000.

         The Company's net loss in the 2000 Period of $4,105,231 increased by $3,285,489, as compared to the 1999 Period loss of $819,742, primarily for the reasons discussed above.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         At June 30 2000, the Company had total assets of $4,101,944 and a stockholders' deficit of $6,834,373. Current assets were $2,071,089 and current liabilities were $6,731,618 resulting in a working capital deficit of $4,660,529. The primary reasons for the working capital deficit are: one, the current liabilities as of June 30, 2000 reflect all the monies due Congress Financial as of that date, $4,578,520, which debt has been classified as a current liability in that Congress Financial notified the Company on May 9, 2000 that the loan was in default and was due and payable in full; and two, the inventory adjustment that the Company recorded in the 2000 period to reflect potential inventory obsolescence and writedowns.

         Accounts receivable decreased by approximately $825,727, from December 1999 to $1,430,759 at June 30, 2000. The primary reason for this decrease is the collection of large overdue balances in the second quarter of 2000.

         The inventory decrease of $1,872,173, reflects an adjustment to the carrying value of its inventory at June 30, 2000 for potential writedowns and obsolescence

         Attorney's escrow decreased by $40,460 to zero at June 30, 2000, as a result of the finalization of the Company's Chapter 11 Reorganization proceedings on April 12, 2000, and the payment of monies to creditors pursuant to the Company's Reorganization Plan approved by the Bankruptcy Court in November 1999.

         Unamortized loan premium decreased $1,242,698 to zero at June 30, 2000. The reason for this decrease reflects the amortization of the value placed on the shares of the Company's stock received by the Private Investor Group at the time of the Bankruptcy Reorganization in November 1999.

         The current portion of long-term debt decreased by $578,639 to $2,643,413 at June 30, 2000. This decrease reflects a more aggressive accounts receivable collection and fewer advances from the Company's primary lender.

         Accounts payable and accrued expenses increased by $773,877 at June 30, 2000. The reason for this increase reflects the Company's higher level of business in the 2000 period as compared to the 1999 period.

         Long term debt, net of the current portion, decreased $468,268 in the 2000 period to $4,204,699 at June 30, 2000. The reason for this decrease is twofold: one, the Private Investor Group advanced an additional $470,000 to the Company in the 2000 period; and two, offsetting these advances was the reclassification of all the long-term monies due Congress Financial Corporation, to being a current liability as of March 31, 2000.

         The Company generated revenues of approximately $7,008,930 in the first six months of fiscal 2000, and, as a result, operations were not a total source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations. The Company's working capital needs are being provided for by ColeVic, LLC whose principals have a controlling interest in Quadrax Corporation. As a result of this arrangement, the Company's new revenues are being generated by ColeVic. ColeVic will also reimburse the Company for use of any pre-existing inventory used in the manufacturing process. Currently, ColeVic is compensating the Company for material and labor costs associated with the generation of new revenues.

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

         Notwithstanding the above, the Company during the first six months of 2000 has taken significant steps to increase its gross margins and reduce costs. The Company has hired certain professionals to review all aspects of the
Company's operations and to implement procedures in order to achieve profitability. Gross margins on product sales have been increased and costs have been reduced. On August 31, 2000, the Company began to move some of its wire and cable equipment to a manufacturing facility in El Paso, Texas. This step is the first in a larger initiative to out source certain of the Company's manufacturing functions. It is expected that in the next several months, the Company will be producing all of its PVC products in El Paso.

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

                               QUADRAX CORPORATION

PART II - OTHER INFORMATION

     Item 3.   Defaults Upon Senior Securities

     As of May 9, 2000, Quadrax was notified that it was in default on its Congress debt. On August 16, 2000, Congress Financial demanded that all monies due as of August 15, 2000, $1,616,928, be paid immediately. The amount of the Congress debt outstanding at June 30, 2000 was approximately $2,799,413.

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

                                         QUADRAX CORPORATION

                                         By: /s/Thomas V. Desmond
                                            --------------------
                                             Thomas V. Desmond
                                             Chief Executive Officer
                                             (Principal Executive Officer)
                                             Dated:  September 1, 2000