Form 10QSB
period 2000-09-30
QUADRAX CORP
filed 2000-11-21
CIK 814273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30,2000

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
Yes    No X

As of September 30, 2000, there were outstanding 24,512,899 shares of Common Stock, par value $.000009 per share.

Part I  -  Financial Information

                                                                       Page

Item 1     Consolidated Financial Statements

           Consolidated Balance Sheets at  September 30, 2000
           and at December 31, 1999 (Unaudited)                           3

           Consolidated Statements of Operations for the
           three and nine months ended September 30, 2000
           and September 30, 1999 (Unaudited)                             5

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2000 and
           September 30, 1999 (Unaudited)                                 6

           Notes to Consolidated Financial Statements
           (Unaudited)                                                    8

Item 2     Management's Discussion and Analysis of Financial
           Conditions and Results of Operations.                         12


Part II -  Other Information

Item 6     Exhibits and Reports on Form 8-K                              17


Signature                                                                18



                               Quadrax Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                                      September 30,          December 31,
                                                           2000                  1999
                                                        ---------              ---------
Current assets
           Cash and cash equivalents                  $    8,162             $   72,567
           Accounts receivable, less allowances
             of $329,518, at September 30, 2000 and
             at December 31, 1999                        208,662              2,256,486
           Inventories                                   143,745              2,315,918
           Attorney's escrow                                  -0-                40,460
           Unamortized loan premium                           -0-             1,242,698
           Other current assets                           77,390                117,818
                                                       ---------              ---------
                                TOTAL CURRENT ASSETS     437,959              6,045,947


         Property, plant and equipment, net            1,919,083              2,319,941
                                                       ---------              ---------

         Other assets                                    146,894                114,317
                                                       ---------              ---------

                                        TOTAL ASSETS  $2,503,936             $8,480,205
                                                       =========              =========

        See accompanying notes to the consolidated financial statements.

                               Quadrax Corporation

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,            December 31,
                                                    2000                    1999
                                                 ---------                ---------
Current liabilities:
  Accounts payable                              $3,249,999                2,705,493
  Accrued  expenses                                794,810                  608,835
  Current portion of long term debt              1,386,857                3,222,052
                                                 ---------                ---------
                    TOTAL CURRENT LIABILITIES    5,431,666                6,536,380



Long-term debt, less current portion             4,204,699                4,672,967

                                                -----------             -----------
                            TOTAL LIABILITIES    9,636,365               11,209,347
                                                -----------             -----------

Stockholders' equity:
  Common stock                                          221                     221
  Additional paid-in capital                     77,055,257              77,055,257
  Retained earnings, deficit                    (82,461,358)            (78,058,071)
                                                -----------             -----------
                                                 (5,405,880)             (1,002,593)

Less: Treasury stock, at cost                    (1,726,549)             (1,726,549)
                                                -----------             -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    (7,132,429)             (2,729,142)
                                                -----------             -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $2,503,936             $ 8,480,205
                                                 ==========              ==========

        See accompanying notes to the consolidated financial statements.

                               Quadrax Corporation
                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                Three Months                   Nine Months
                          Ended September 30,              Ended September 30,
                  ------------------------------       -------------------------
                          2000          1999               2000           1999
                        ---------    ---------           ---------     ---------
NET SALES              $1,390,070   $3,401,159          $8,399,000   $10,479,797

COST OF GOODS SOLD      1,112,056    3,177,285           9,380,090     9,747,191
                        ---------    ---------           ---------    ----------
     Gross Profit         278,014      223,874            (981,090)      732,606


OPERATING EXPENSES:

Selling, general and
 administrative           350,800       518,946          1,901,514     1,561,969
                        ---------     ---------          ---------     ---------
Income(Loss)
  from operations        (72,786)      (295,072)        (2,882,604)     (829,363)



OTHER INCOME (EXPENSE):

Interest expense         (225,270)     (136,734)         (645,204)      (407,833)
Other, net                    -0-       (16,505)           (5,590)       (30,857)
Loan premium discount         -0-           -0-          (869,889)           -0-
                         --------      --------         ---------       --------
Income(Loss)
 Continuing Operations   (298,056)     (448,311)       (4,403,287)    (1,268,053)
                         --------      --------         ---------      ---------

     NET INCOME(LOSS)   ($298,056)    ($448,311)      ($4,403,287)   ($1,268,053)
                        =========     =========         =========      =========

NET LOSS PER COMMON SHARE                ($0.01)                          ($0.03)
                        =========     =========         =========      =========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING     24,512,899    44,453,334       24,512,899     44,453,334
                        ==========    ==========       ==========     ===========

        See accompanying notes to the consolidated financial statements.

                               Quadrax Corporation
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                              Nine Months          Nine Months
                                                 Ended                Ended
                                          September 30, 2000   September 30, 1999
                                           ----------------       ----------------
Cash flows from operating activities:
Net loss                                       ($4,403,287)          ($1,268,053)
 Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation & amortization of fixed assets    481,746               387,090
    Amortization of intangibles                  1,242,698                15,480
    Increase (decrease) in cash resulting
     from changes in:
       Accounts receivable                       2,047,824              (325,977)
       Inventories                               2,172,173              (697,286)
       Prepaid expenses and other                  (32,577)              307,018
       Accounts payable and accrued expenses       730,481              (925,605)

                                                -----------           ----------
 Net cash used in operating activities           2,239,058            (2,507,333)
                                                -----------           ----------
Cash flows from investing activities:

 Capital expenditures, net                             -0-              (122,257)
 Other intangible assets purchased                     -0-               (53,197)
                                                -----------           ----------
Net cash used in investing activities                  -0-              (175,454)
                                                -----------           ----------
Cash flows from financing activities:
  Advances by private investor                         -0-             1,705,000
 Issuance of debt                                      -0-            11,677,400
 Repayment of debt                             (2,303,463)           (10,743,942)
                                               -----------            ----------
Net cash provided by financing activities      (2,303,463)             2,638,458
                                               -----------            ----------
Net increase (decrease) in cash
  and cash equivalents                            (64,405)               (44,329)
Cash and cash equivalents at
  beginning of period                              72,567                 44,805
                                               -----------            ----------
Cash and cash equivalents
  at end of period                              $   8,162            $       476
                                               ==========            ==========

Supplemental cash flow information:
 Cash interest paid                             $     -0-            $ 256,121
                                               ==========            ==========

        See accompanying notes to the consolidated financial statements.

                               QUADRAX CORPORATION
                            for the Nine Months Ended
                    September 30, 2000 and September 30, 1999


     Supplemental schedule of significant noncash transactions:

     2000:

       None

     1999:

       None

                               Quadrax Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000 and the results of operations for the nine months ended September 30, 2000 and September 30, 1999. The results of operations for the nine month period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1999.

2.        Debt

Note Payable -Revolver and Bank

The Company has entered into a $5,000,000 loan agreement with Congress Financial Corporation ("Congress"). The loan arrangement with Congress provides for a three-year revolving credit facility of up to $3,550,000, a $950,000 fully amortizing five-year term loan and an equipment financing facility of up to $500,000, also based upon a five year fully amortizing repayment schedule. All of such loans bear interest at a rate of prime plus 1.5%. The total amount due Congress pursuant to this loan agreement was $1,386,857 and $3,729,802 as of September 30, 2000 and December 31, 1999, respectively.

This Agreement is secured by substantially all of the Company's assets including, but not limited to, inventory, receivables, and fixed assets. The amount available under the revolving loan is limited by a formula based on accounts receivable and inventory.

3.        Liquidity

The Company acquired its operating entity, Victor Electric Wire and Cable, Inc., in May 1997. Since this acquisition, the Company has incurred significant losses and expects to continue to incur losses in the year 2000. The Company's working capital needs are being provided for by ColeVic, LLC ("ColeVic") whose principals have a controlling interest in Quadrax Corporation. ColeVic will reimburse the Company for use of any pre-existing inventory used in the manufacturing process. Currently, ColeVic is compensating the Company for material and labor costs associated with the generation of new revenues.

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

On August 16, 2000, Congress obtained an ex parte Equitable Attachment and Temporary Restraining Order in Massachusetts Superior Court against the Company seeking to prevent the Company from continuing to conduct business pursuant to the terms of its arrangement with ColeVic (the "Temporary Orders"). Congress based its action, inter alia, on an allegation that the arrangement with ColeVic illegally circumvented the Company's agreement that Congress would have a first perfected security interest in the assets of the Company, including its accounts receivable. On August 22, 2000, a Preliminary Injunction hearing was held at which the Judge modified the Temporary Orders to allow the Company and ColeVic to continue to operate and pay payroll and related employee expenses, utility charges and vendors for material purchases for inventory. The Company does not believe that the Court in this matter has jurisdiction to issue the relief sought by Congress. In addition, the Company intends to defend this matter vigorously on the merits. The Company continues to operate on the basis on the

Temporary Orders as modified. No preliminary injunction or other definitive ruling has been issued in this matter.

A second factor which could affect the Company's operations in year 2000 is that the Company and its landlord are involved in a dispute regarding certain rights, privileges and obligations which if not resolved could cause the Company to be evicted from its principal manufacturing premises. The Company has ceased operations in West Warwick and is in the process of vacating the premises. Litigation with the landlord of this premises is currently pending negotiations between the Company and the landlord to reach a compromise on termination of the lease.

Notwithstanding the above, during the first nine months of 2000, the Company has taken significant steps to increase its gross margins and reduce costs, the Company has hired certain professionals including a new chief executive officer to review all aspects of the Company's operations and to implement procedures in order to achieve profitability. Gross margins on product sales have been increased and costs have been reduced. However, based on current sales commitments, the Company will still need additional funding in order to meet its working capital needs through the year 2000. The Company will also need to obtain new bank financing.

4.        Stockholders' Equity

The Company's capital shares are as follows:

Class A Convertible Preferred Stock, $10.00 par value, 300,000 shares authorized at September 30, 2000 and December 31, 1999, and -0-shares issued and outstanding at September 30, 2000 and December 31, 1999.

Common Stock, $.000009 par value, 90,000,000 shares authorized September 30, 2000 and December 31, 1999, 24,540,170 shares were issued at September 30, 2000 and December 31, 1999, respectively, and 24,512,899, shares were outstanding at September 30, 2000 and December 31, 1999, respectively. The treasury shares of 25,271 account for the difference in the issued and outstanding shares.

5.        Earnings Per Share

For the fiscal periods ending September 30, 2000 and September 30, 1999, the net loss per share was computed using the weighted number of average shares outstanding during the respective periods. Common Stock equivalents did not enter into the computation because the impact would have been anti-dilutive.

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

Bankruptcy Filing

         Since the Petition Date, the Company was operated as a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code. Accordingly, claims which were the subject of pre-petition litigation were stayed and those claims together with claims arising from pre-petition defaults and events of default caused by the filing of the petition were resolved in the bankruptcy proceedings. The bankruptcy case itself was resolved by a confirmation of a plan of reorganization proposed by the Company and agreed to by its creditors and confirmed by the United States Bankruptcy Court on October 21, 1999 with an effective date of November 5, 1999. On April 12, 2000, the Court issued its final decree discharging the Company from Chapter 11 Bankruptcy proceedings. (See Note 6. Bankruptcy Proceedings)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         Total revenues recognized during the three months ended September 30, 2000 ("2000 period") were $1,390,070, a decline of $2,011,089 from revenues of $3,401,159 for the three months ended September 30, 1999, ("1999 Period"). This decrease in sales is due to the Company's lack of working capital to purchase raw materials.

         Cost of goods sold for the third quarter of 2000 of $1,112,056 decreased $2,065,229 in the three months ended September 30, 2000 compared to the three months ended September 30, 1999 from $3,177,285. The reason for this decrease is reflective of the Company's purchase of less raw materials.

         Selling, general and administrative ("SG&A") expenses incurred in the three months ended September 30, 2000 were $350,800 compared to $518,946 in the three months ended September 30, 1999, a decrease of $168,146. The reason for this decrease is that the Company reduced corporate overhead.

         Interest expense for the third quarter of 2000 of $225,270 was an increase of $88,536 over the 1999 third quarter of $136,734. The reason for this increase is the advances made by the Private Investor Group to the Company during the fiscal 2000 quarter.

         Other income decreased $16,505 in the 2000 period to zero. This decrease is a result of no assets being disposed of or other sources of income being generated.

         The Company's net loss in the 1999 period of $298,056 decreased $150,255 as compared to the 1999 period loss of $448,311 primarily for the reasons discussed above.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Total revenues recognized during the nine months ending September 30, 2000 ("2000 period") were $8,399,000, a decline of $2,080,797, from revenues of $10,479,797 for the nine months ending September 30, 1999, ("1999 Period"). This decrease in sales is primarily attributable to the Company's lack of working capital to purchase raw materials.

         The cost of goods sold for the 2000 period was $9,380,090, a decrease of $367,101 from the cost of goods sold for the 1999 period of $9,747,191. The primary reason for this decrease is reflective of the Company's purchase of less raw materials.

         SG&A expenses increased by $339,545 in the 2000 period to $1,901,514, compared to $1,561,969 in the 1999 period. The primary reason for this increase is the additional legal and consulting costs during this period.

         Interest expense increased $237,371 to $645,204 in the 2000 period from $407,833 in the 1999 period. The reasons for this increase are: one, funds loan to the Company by the Private Investor Group;

   and two, an increase in the revolving line of credit during the first quarter of 2000 as well as an increase in the interest rate to prime plus 4 1/2.

         The Company's net loss in the 2000 period of $4,403,787 increased by $3,135,234, as compared to the 1999 period loss of $1,268,053, primarily for the reasons discussed above.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         At September 30 2000, the Company had total assets of $2,903,936 and a stockholders' deficit of $7,132,429. Current assets were $837,959 and current liabilities were $5,831,666 resulting in a working capital deficit of $4,993,707. The primary reasons for the working capital deficit are: one, a decrease in accounts receivable resulting from fewer sales; and two, the inventory adjustment that the Company recorded in the 2000 period to reflect potential inventory obsolescence and writedowns.

         Accounts receivable decreased by approximately $2,047,824, from December 1999 to $508,662 at September 30, 2000. The primary reason for this decrease is the collection of large overdue balances in the second quarter of 2000 and fewer sales in the third quarter.

         The inventory decrease of $2,172,173, reflects an adjustment to the carrying value of its inventory at June 30, 2000 for potential writedowns and obsolescence and fewer purchases in the third quarter.

         Attorney's escrow decreased by $40,460 to zero at September 30, 2000, as a result of the finalization of the Company's Chapter 11 Reorganization proceedings on April 12, 2000, and the payment of monies to creditors pursuant to the Company's Reorganization Plan approved by the Bankruptcy Court in November 1999.

         Unamortized loan premium decreased $1,242,698 to zero at September 30, 2000. The reason for this decrease reflects the amortization of the value placed on the shares of the Company's stock received by the Private Investor Group at the time of the Bankruptcy Reorganization in November 1999.

         The current portion of long-term debt decreased by $1,835,195 to $1,386,857 at September 30, 2000. This decrease reflects a more aggressive accounts receivable collection and the fact that Congress stopped advancing funds at the end of the second quarter.

         Accounts payable and accrued expenses increased by $730,481 to $4,044,809 at September 30, 2000. This reflects the accrual of expenses in the first and second quarter as result of increased business activity and interest expense.

         Long term debt, net of the current portion, decreased $468,268 in the 2000 period to $4,204,699 at September 30, 2000. The reason for this decrease is twofold: one, the Private Investor Group advanced an additional $470,000 to the Company in the 2000 period; and two, offsetting these advances was the reclassification of all the long-term monies due Congress, to being a current liability as of March 31, 2000.

         The Company generated revenues of approximately $8,399,000 in the first nine months of fiscal 2000, and, as a result, operations were not a total source of funds or liquidity for the Company. The Company continues to depend on outside financing for the cash required to fund its operations.

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

         On August 16, 2000, Congress obtained an ex parte Equitable Attachment and Temporary Restraining Order in Massachusetts Superior Court against the Company seeking to prevent the Company from continuing to conduct business pursuant to the terms of its arrangement with ColeVic (the "Temporary Orders"). Congress based its action, inter alia, on an allegation that the arrangement with ColeVic illegally circumvented the Company's agreement that Congress would have a first perfected security interest in the assets of the Company, including its accounts receivable. On August 22, 2000, a Preliminary Injunction hearing was held at which the Judge modified the Temporary Orders to allow the Company and ColeVic to continue to operate and pay payroll and related employee expenses, utility charges and vendors for material purchases for inventory. The Company does not believe that the Court in this matter has jurisdiction to issue the relief sought by Congress. In addition, the Company intends to defend this matter vigorously on the merits. The Company continues to operate on the basis on the Temporary Orders as modified. No preliminary injunction or other definitive ruling has been issued in this matter. Congress has consented to the Company's intention to sell some of its manufacturing equipment to ColeVic.

         The Company's working capital needs are being provided for by ColeVic whose principals have a controlling interest in Quadrax Corporation. As a result of this arrangement, ColeVic will reimburse the Company for use of any pre-existing inventory used in the manufacturing process. Currently, ColeVic is compensating the Company for material and labor costs associated with the generation of new revenues. The Company intends to sell some of its manufacturing equipment to ColeVic, all of the proceeds of which the Company will use to repay its debt.

         A second factor which could affect the Company in the year 2000 is that the Company and its landlord are involved in a dispute regarding certain rights, privileges and obligations under the lease. The company has ceased operations in West Warwick and is in the process of vacating the premises. The Company intends to sell some of its manufacturing equipment to ColeVic. As a consequence of this sale, the Company expects to derive revenue in the future from a percentage of goods sold to customers by ColeVic. The company is currently negotiating with the landlord and is involved in litigation to reach a comprise on termination of the lease. The Company has ceased operations in West Warwick and is in the process of vacating the premises. Litigation with the landlord of this premises is currently pending negotiations between the Company and the landlord to reach a compromise on termination of the lease.

         Notwithstanding the above, the Company during the first nine months of 2000 has taken significant steps to increase its gross margins and reduce costs. The Company has hired certain professionals to review all aspects of the Company's operations and to implement procedures in order to achieve profitability. Gross margins on product sales have been increased and costs have been reduced. On August 31, 2000, the Company began to move some of its wire and cable equipment to a manufacturing facility in El Paso, Texas; this step is the first in a larger initiative to outsource certain of the Company's manufacturing functions. On October 20, 2000 the company completely ceased operations at its West Warwick RI facility. By doing so, Management believes it can significantly reduce it operating and manufacturing costs, become more competitive and better serve its customers. The Company intends to sell some of its manufacturing equipment to ColeVic. As a consequence of this sale, the Company expects to derive revenue in the future from a percentage of goods sold to customers by ColeVic. The company is currently shipping a portion of the product line out of the El Paso facility and expects to have a full complement of products being produced and shipped by the end of the quarter ending March 31, 2001.

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

                               QUADRAX CORPORATION

PART II - OTHER INFORMATION

     Item 3.   Defaults Upon Senior Securities

    As of May 9, 2000, the Company was notified that it was in default on its Congress debt. On August 16, 2000, Congress demanded that all monies due as of August 15, 2000, $1,616,928, be paid immediately. The amount of the Congress debt outstanding at September 30, 2000 was approximately $1,386,857.

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

                         QUADRAX CORPORATION

                  By: /s/Thomas V. Desmond
                     --------------------------
                     Thomas V. Desmond
                     Chief Executive Officer
                     (Principal Executive Officer
                     and Principal Financial Officer)


                  Dated:  November 21, 2000